Form 10-K
period 1994-02-26
GIANT FOOD INC
filed 1994-05-19
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            Form 10-K

                          ANNUAL REPORT

             Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

     For the Fiscal Year Ended             Commission File Number
     February 26, 1994                     1-4434

                         GIANT FOOD INC.
        (Exact Name of Registrant as specified in its Charter)


     Delaware                              53-0073545
     (State of Incorporation)    (IRS Employer Identification No.)

                        6300 Sheriff Road
                    Landover, Maryland  20785
             (Address of Principal Executive Office)

                         (301) 341-4100
                 (Registrant's Telephone Number)


Securities registered pursuant to Section 12(b) of the Act:

                                   Name of Each Exchange on
       Title of Each Class            Which Registered

       Class A Common Stock       American Stock Exchange
       (Non-Voting)               Philadelphia Stock Exchange, Inc.
       Par Value $1.00            Pacific Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

                None

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X
YesNo
              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, on definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

X

              As of May 2, 1994, 250,000 Voting Common Shares were outstanding, all of which are held by affiliates. Non-Voting Common Shares outstanding were 59,304,327 and the aggregate market value of the Non-Voting Common Shares (based upon the closing price of these shares on the American Stock Exchange) of Giant Food Inc. held by non-affiliates was approximately $1.3 billion.

              The number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 2, 1994 is as follows:

Class A Non-Voting Common Stock     ($1.00 par value)    59,304,327
Class AL Voting Common Stock        ($1.00 par value)       125,000
Class AC Voting Common Stock        ($1.00 par value)       125,000






               DOCUMENTS INCORPORATED BY REFERENCE


   *        *        *         *          *         *         *


Index to Exhibits                           Page 57

                              PART I

ITEM 1.       BUSINESS

              (a)     General Development of Business

              Giant Food Inc. (sometimes herein called "Giant" or the "Company") was incorporated in Delaware in 1935. The Company, together with its subsidiaries (Giant of Maryland, Inc.; Giant of Salisbury, Inc.; Cole Engineering, Inc.; Warex-Jessup, Inc.; Landover Wholesale Tobacco Corp.; Giant Construction Company, Inc.; LECO, Inc.; Bursil, Inc.; GFS Realty, Inc.; GF McLean Shopping Center, Inc.; Giant Automatic Money Systems, Inc.; Super G, Inc.; Montrose Crossing, Inc.; Friendship Macomb SC, Inc.; Bayside Traffic Services of Maryland, Inc. Giant of Talbot Co., Inc. and Shaw Community Supermarket, Inc. [85% owned]), operates a chain of 157* supermarkets selling, at retail, food, pharmacy and general merchandise in Washington, D.C., Maryland, Virginia and Delaware. Of the Company's 157* supermarkets, 107 are in the Washington, D.C. Metropolitan Area, including surrounding counties of Maryland and Virginia, 42 are in or near Baltimore, Maryland, and others are in Fredericksburg, Charlottesville and Warrenton, Virginia and Salisbury, Frederick, Prince Frederick, and Westminster, Maryland. The Company also operates three freestanding drug stores.

              (b)     Financial Information About Industry Segments

              There is no financial information reported on industry segments and lines of business apart from Giant's principal business of operating supermarkets to sell, at retail, food, pharmacy and general merchandise. Inasmuch as Giant did not engage in any line of business which during either of its last three fiscal years accounted for 10% or more of total sales and revenues, or 10% or more of income before taxes and extraordinary items computed without deduction of loss resulting from operations of any line of business, or a loss which equaled or exceeded 10% of such income, no segment reporting is required. During each of the last three fiscal years, Giant's retail sales provided in excess of 90% of its total sales and earnings.

              (c)     Narrative Description of Business

              The majority of the Company's stores are located in shopping centers, with the average food and food/pharmacy combination unit generating an annual sales volume of approximately $22,893,000. In certain of its retail stores the Company has pharmacy units and flower departments. The Company also operates freestanding drug stores in Bethesda, Maryland, Salisbury, Maryland and Arlington, Virginia. During the next fiscal year, the Company has planned or will have begun construction of five supermarkets. Additionally, six supermarkets will be extensively remodeled during the upcoming fiscal year.

*A store in Bear, Delaware was opened in April, 1994, increasing the number to 158.
              Giant supermarkets are all self-service and offer a full line of nationally advertised groceries, meat, produce, dairy products, seafood, tobacco, flowers, prepared foods and household and non-food items. In addition, Giant sells groceries, frozen foods, bakery products and dairy products under its own private labels. Unbranded items such as meats and produce are also sold in Giant's supermarkets. For the fiscal years ended in February 1994, 1993 and 1992, respectively, the Company's sales were divided, as follows: meat, delicatessen, dairy and seafood, 23%, 23% and 24%; grocery and non-food, 68%, 68% and 67%; fresh produce, 9%, 9% and 9%.

              Giant operates a full line service delicatessen in 150 stores. Most of the bakery items such as bread, rolls, cakes, pies and pastries, marketed under the names of "Heidi," "Super G" and "Giant," are made in a 250,000 square-foot Company bakery located in Silver Spring, Maryland. The Company operates three distribution centers of approximately 1.2 million combined square feet in Landover, Maryland, one mile from the District of Columbia line. The main center also houses the Company's executive offices, dairy processing plant, flower warehouse and ice cube production plant. The Company owns an executive office building of about 180,000 square feet together with a 750 car parking garage. Giant also owns a 760,000 square-foot dry grocery warehouse located in Jessup, Maryland (including a 20,408 square-foot soft drink bottling plant within that warehouse). Giant also leases a 138,000 square foot frozen food distribution center and a 60,000 square foot ice cream manufacturing facility at the Jessup location.

              (i) Giant produces for sale in its supermarkets bakery goods and dairy products, ice cream, soft drinks and ice cubes. These items are manufactured by its Bakery, Dairy, Ice Cream Plant, Soft Drink Bottling Plant and Ice Plant. Giant also provides services such as check-cashing, issuance of money orders, photographic film developing, rental of home-care appliances, some catering, and cooperates in such community-related projects as the sponsoring of "It's Academic," "Apples for the Students" and other projects and activities related to community improvement.

              Additionally, the Company warehouses and distributes to its own stores flowers and gifts, snacks and magazines and pharmaceuticals. The Company also has an in-house advertising agency, a trucking brokerage operation, vending-machine business, an import-export division and also owns fifteen shopping centers and three freestanding stores. Revenue from the Company's construction division from outside construction is de minimis. Transfer sales from the above activities and from its manufacturing and processing operations in support of its retail operations were about $423 million. Pre-tax profits on these transfer sales were approximately $49 million, representing about 32% of total income before income taxes.

              (ii) Giant has made no public announcement of any new product or industry segment which is material or would require the investment of a material amount of its assets.

              (iii) Raw materials for Giant's manufacturing and processing operations are readily available.

              (iv) Giant owns approximately 32 trademarks and service marks registered by it in the U.S. Patent and Trademark Office. Those which were issued before November 16, 1989 have a term of twenty years and those registered after November 16, 1989 have a term of ten years. Each of Giant's registrations may be renewed for successive terms of ten years so long as each mark is in use. Giant does not own any patents which are of material importance to its operations.

              (v) Giant's sales volume is not materially affected by seasonality.

              (vi) Giant does not have any unusual working capital requirements.

              (vii) Giant's business is not dependent upon a single or a few customers. Giant does not sell to any single customer or affiliated group of customers goods or services in an amount which equals 10% or more of its consolidated sales.

              (viii) Giant's business is such that backlog ordering is not done.

              (ix)    None of Giant's business is subject to
renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

              (x) The retail food business is highly competitive, and in the area in which Giant operates, some of the country's leading chains are represented and compete vigorously with the Company, both in price and in service. On the basis of figures published in trade journals, the Company considers itself at least among the first thirteen in gross sales among retail grocery chains in the United States. Competition from the other chains, as well as from independent store operators, may adversely affect the Company's profit margins in ensuing years.

              (xi) Giant did not spend any material amount on company-sponsored research and development activities. In addition, Giant did not spend during any of the last five fiscal years any material amount on customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

              (xii) Giant's compliance with federal, state and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had and is not expected to have any material effect upon its capital expenditures, its earnings or its competitive position.

              (xiii) At the end of fiscal 1994, Giant had approximately 24,700 full-time and part-time employees.



              (d)     Financial Information About Foreign and
                      Domestic Operations and Export Sales

              The amount of foreign sales and export sales done by Giant is de minimis and is therefore not reported.


ITEM 2.       PROPERTIES

              The Company operates 157* supermarkets (including 112 combination food/pharmacy stores), 107 in the Washington, D.C.
Metropolitan Area, 42 in or near Baltimore, Maryland, and others in Fredericksburg, Charlottesville and Warrenton, Virginia, and Frederick, Westminster, Prince Frederick, and Salisbury, Maryland.

              Eleven of the Company's stores are fifteen to twenty thousand square feet; twenty-nine are between twenty and thirty thousand square feet; seventeen are thirty to forty thousand square feet; fifty-six stores are between forty to fifty thousand square feet; thirty-nine stores are between fifty and sixty thousand square feet, and five are over sixty thousand square feet.

              The Company also operates three freestanding drug stores.

              The Company owns and operates three distribution centers of approximately 1.2 million combined square feet in Landover, Maryland. The main center also houses the Company's executive offices (including an executive office building of approximately 180,000 square feet), its dairy processing plant, a flower warehouse and an ice cube production plant. A dry grocery warehouse, containing approximately 760,000 square feet, is located in Jessup, Maryland. Also located at the Jessup complex is a 138,000 square foot frozen food distribution center and a 60,000 square foot ice cream manufacturing facility. The Landover complex and the Jessup complex each contain approximately 85 acres. The Company's bakery is located in Silver Spring, Maryland, in a Company-owned building containing 250,000 square feet.








*Does not include the 64,900 square foot Bear, Delaware store opened in April, 1994
              The Company, through its wholly-owned subsidiary, GFS Realty, Inc., also owns or is the controlling general partner of fifteen shopping centers and three freestanding stores. The shopping centers are located at:

              8320 Old Keene Mill Road, Springfield, Virginia
              6223 Baltimore National Pike, Baltimore, Maryland
              7137 Columbia Pike, Annandale, Virginia
              1228 Elden Street, Herndon, Virginia
              46 Bureau Drive, Gaithersburg, Maryland
              7546 Annapolis Road, Lanham, Maryland
              12445 Hedges Run Road, Lakeridge, Virginia
              3501 Plank Road, Fredericksburg, Virginia
              15791 Columbia Pike, Burtonsville, Maryland
              20044 Goshen Road, Gaithersburg, Maryland
              7501 Huntsman Blvd., Springfield, Virginia
              1454 Chain Bridge Road, McLean, Virginia
              12051 Rockville Pike, Rockville, Maryland
              Newark and Macomb Streets, N.W., Washington, D.C.
              5700 South-East Crain Highway, Upper Marlboro, Maryland

              The freestanding combination food/drug stores are located at:

              3757 Old Court Road, Pikesville, Maryland
              1925 East Joppa Road, Joppa Heights, Maryland
              1734 York Road, Lutherville, Maryland

              In each shopping center, the Company is the major tenant occupying approximately 25% to 90% of the space.

              The table below sets forth certain information with respect to changes in the number of the Company's supermarkets
(including combination food/pharmacy stores) during the past five years:

                     Number at                          Number at
Fiscal Year        Beginning of Year  Opened  Closed   End of Year

February 24, 1990         145            4      0         149
February 23, 1991         149            4      1         152
February 29, 1992         152            3      1         154
February 27, 1993         154            3      2         155
February 26, 1994         155            4      2         157

              With the exception of the bakery, the fifteen shopping centers and three freestanding stores noted above, the distribution centers at Landover and the dry grocery warehouse at Jessup, all the properties occupied by the Company are held under leases which provide for various minimum rentals and, in some cases, additional rentals based on percentages of sales.

              At February 26, 1994, the Company had entered into leases covering stores, warehouses and equipment on which the minimum annual rentals for the succeeding years are as follows:

              Minimum Annual Rentals (In Thousands)

Year           Capital Leases             Operating Leases

1995            $19,639                       $19,390
1996             19,554                        18,115
1997             19,479                        17,730
1998             19,479                        17,058
1999             19,467                        16,223
Later Years     291,539                       221,445


ITEM 3.       LEGAL PROCEEDINGS

              To the best knowledge of the Company and counsel, there is no litigation pending or threatened which would materially affect the Company's business or operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.
                             PART II


ITEM 5.       MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
              SECURITY HOLDER MATTERS

              (a)     Market Information

              Principal markets on which Giant's Class A Common Stock is traded: American, Philadelphia and Pacific Stock Exchanges.

              The table below presents the high and low market prices for Giant's Class A Common shares.

                    Common Stock Price Range

Fiscal 1994                              Fiscal 1993

Quarter Ended     High     Low     Quarter Ended     High     Low

May 22           $27.50   $21.00   May  23          $25.13   $19.75
Aug.14            27.38    24.25   Aug. 15           21.38    19.38
Nov. 6            25.63    22.00   Nov.  7           20.63    16.88
Feb. 26           26.13    22.38   Feb. 27           23.38    18.75

              The last sale price of Giant's Class A Common (Non-Voting) shares on the American Stock Exchange on May 2, 1994 (the latest most practicable date) was $22.00.

              (b)     Holders

              The approximate number of holders of record for Giant's Class A Non-Voting Stock as of May 2, 1994: 38,000 (includes street name shareholders).

              The number of holders of record for Giant's Class AL Voting Stock as of May 2, 1994: 1.

              The number of holders of record for Giant's Class AC Voting Stock as of May 2, 1994: 1.

              (c)     Dividends

              The table below presents dividend information for Giant's Common shares.

              Dividends Declared Per Share of Common Stock
              Fiscal 1994                  Fiscal 1993
              April  $.175                 April   $.17
              July    .175                 July     .17
              October .175                 October  .17
              January .175                 January  .17
                     $.70                          $.68

              The Promissory Note Purchase Agreement with The Prudential Insurance Company of America (see Note 3, page 23) includes certain restrictive covenants which, among other things, prohibit the Company from paying dividends after February 22, 1986, aggregating more than 50 percent of its cumulative "consolidated net earnings" (as defined in the Agreement), less the aggregate of dividends paid and less the net amount expended to repurchase or redeem any of its capital stock after February 22, 1986. At February 26, 1994, the specified levels were $83,500,000 in excess of such aggregate amounts of dividends and distributions. The Company anticipates the continuation of its current policies of paying dividends.

ITEM 6.       SELECTED FINANCIAL DATA

                               Year Ended (1), (2)

                1994        1993        1992   (3)    1991        1990

Sales        $3,567,468  $3,472,581  $3,489,762    $3,349,546  $3,248,942


Net Income       95,231(*)   81,506      87,180       118,891     108,399

Earnings per
 share             1.60(*)     1.37        1.47          2.01        1.80

Total assets  1,357,813   1,296,600   1,251,339     1,174,978   1,080,838

Long-term debt,
net of current
portion:
  Notes and
  mortgages      86,068     105,525    113,410         98,417     100,366

  Obligations
  under capital
  leases        141,062     142,831    142,892        147,012     141,168

Total
 long-term debt 227,130     248,356    256,302        245,429     241,534

Cash dividends
 declared per
 Common share     0 .70        0.68       0.66           0.60        0.50

(1)  Year ends last Saturday in February.
(2)  Thousands of dollars except per share figures.
(3)  53 Week Year.
(*) Reflects impact of change in accounting for income taxes. Change equaled $3.9 million of income, equal to 7 cents per share.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

                         SALES  AND  EARNINGS

OVERVIEW

Sales for the 1994 fiscal year, a 52 week year, were $3.57 billion compared to sales of $3.47 billion in the prior year, also a 52 week year. Sales for the 53 weeks of the 1992 fiscal year were $3.49 billion. Sales increased by 2.7%, of which same store sales increased by 1.4%. For 1993 and 1992 fiscal years, same store sales increased .05% and .2%, respectively. The positive change in same store sales during the past year is partially attributable to a slight improvement in the general economic conditions. The gains are tempered by increased competition and the recession continues to have an effect on the buying habits of our customers. Competition remains intense.

Four food-drug combination stores were opened during the 1994 fiscal year, one of which replaced a smaller older unit. Additionally, the lease expired on a small food store, located in an area in which we have larger food-drug units. At the end of the fiscal year, the Company operated 160 stores, of which 112 are food-drug combination units, one is a gourmet specialty store and three are free-standing drug stores. At year end the Company operated approximately 6.5 million square feet of food and food-drug total retail space, an increase of 3.3% over the prior year.

EARNINGS

Pre-tax earnings before the cumulative effect of the change in accounting for deferred taxes were $151.8 million, 4.25% of sales, compared to $132.3 million, 3.81% of sales, in the prior year, an increase of 14.7%. Pre-tax earnings for the 1992 fiscal year were $142.1 million, 4.07% of
sales.   Cost of goods sold decreased to 70.16% of sales, from 70.57% in the prior year and 70.35% for fiscal 1992. Gross profit dollars increased $43 million over the prior year, a 4.2% gain; this compares with a 2.7% increase in sales. The improvement in gross profit is principally the result of a change in product mix, together with minimal retail price increases, and a lesser LIFO charge of $600 thousand.

This year's LIFO charge of $3.3 million compares with charges of $3.9 million and $5.5 million for the two prior fiscal years. As a percentage of sales, the ratios were .09%, .11%, and .16%. The Company maintains its non-perishable inventory on LIFO which showed moderate inflation.

Transfer sales to support its retail operations by the Company's manufacturing, processing, wholesaling and support activities were about $423 million. Of the $152 million corporate pre-tax earnings, approximately 32% or $49 million were generated from operations which include a bakery, dairy, ice cream and soft drink plants, and such wholesaling activities as produce, pharmaceutical, snacks and magazines, as well as machine vending, shopping center leasing operations, and automatic money teller machines. The wholesale tobacco operation was discontinued in March, 1993.
Selling, general and administrative expenses increased at the same rate as sales, and as a percent of sales were 25.05% compared to 25.03% and 25.08% in the prior two fiscal years. The maintaining of a level ratio of expenses is the result, net, of ongoing cost savings programs offset by increases in union contract payroll and benefits. On September 16, 1992 a four-year contract was ratified by the union store associates. Most store associates received a lump sum payment for the first and second years of the new contract, totaling $1 million in year one and $1.8 million in year two. Both payments are being amortized over the respective contract year. The third and fourth years of the contract require hourly wage increases in lieu of the lump sum payment, as well as requiring the Company to maintain the present level of benefits. The current year's operation included higher payments, increasing by approximately $1 million per month, beginning January 1994.

The current year included costs associated with electronic payments via a debit or credit card. All stores offered on-line service by September 1993. The Company believes that any new cost will be offset by additional sales or the retention of current sales.

This was Giant's fifth year of its "Apples for the Students" program. This program, in addition to awards of computers, peripheral equipment and computer software, continued to make available to schools such items as athletic equipment, science and laboratory equipment, and library books. The Company has distributed over 72,000 computers, plus peripheral equipment, related computer software and non-computer equipment during the five years of this program. The program has been favorably accepted by more than 2,700 schools along with teachers, parents and students. While it is impossible to calculate sales increases caused by this program, the Company believes that the program has had a long-term customer retention effect.

A contributing factor to the improved earnings in the current year was the increase in interest income earned on investment of cash and cash equivalents. The increase was the result of somewhat flat yields with higher average investments. This year's interest income was $7.4 million vs. $5.8 million and $7.3 million in the 1993 and 1992 fiscal years.

Effective February 28, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The adoption resulted in a recognition $3.9 million of income, equal to 7 cents per share, recorded in the first fiscal quarter of the fiscal year.
Note 4 of the Notes to the Consolidated Financial Statements provides further information.

The provision for taxes includes a 1% increase in the federal tax rate enacted in August 1993, retroactive to January 1, 1993, thus affecting two months of the prior fiscal year. The cost for the two months of the prior year was $195 thousand. The tax rate increase also required a recalculation of the deferred tax liability, resulting in an additional tax expense of $741 thousand in the current year. The effective tax rate was 39.8%; without these non-recurring adjustments the effective rate would have been 39.2%, and 39.3% is the anticipated effective tax rate for the fiscal year ending February, 1995.

Earnings were $95.2 million or $1.60 per share, compared with earnings of $81.5 million or $1.37 per share, and $87.2 million or $1.47 per share for the two prior fiscal years. As a percentage of sales, earnings were 2.67% for the current year, 2.35% for the prior year and 2.50% for fiscal 1992.

ACCOUNTING  STANDARDS

The FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Standard is effective for the Company's 1995 fiscal year. The implementation of SFAS No. 115 is expected to have deminimis effect on the Company's financial position and results of operations. Also, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits". This Standard is effective for the next fiscal year. The implementation of SFAS No. 112 is expected to have an immaterial effect on the Company's financial position.

                        FINANCIAL CONDITION

CASH, CASH EQUIVALENTS, INVESTMENTS AND WORKING CAPITAL

At February 26, 1994 the Company's cash, cash equivalents and short-term investments totalled $228 million, compared with $185 million and $151 million at the close of each of the two prior years. Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. Short-term investments consist of United States government and agency securities purchased with an original maturity of more than three months which are actively traded.

Net cash provided by operations amounted to $218 million for the current fiscal year, $167 million for the preceding fiscal year and $175 million for the 1992 fiscal year. (See Consolidated Statements of Cash Flows for further details.)

Cash outlays for property, plant and equipment were $112 million for the current year, and $79 million and $148 million for the prior two years. In addition to its cash outlay for property, the Company, in the 1992 fiscal year, booked $40 million of non-cash outlays in connection with the acquisition of three shopping centers. Note 8 of the Notes to the Consolidated Financial Statements provides further information.

Working capital at the fiscal year end was $164 million compared to $155 million and $108 million at the close of the two prior years. The working capital ratio is 1.48 to 1, compared with 1.50 to 1 and 1.37 to 1 at the end of the two prior years, respectively. Including the LIFO reserve, working capital would be $241 million currently, a 1.70 to 1 ratio, compared with $228 million, a 1.74 to 1 ratio and $177 million, a 1.60 to 1 ratio at the end of the two prior years, respectively.

The Company has had no short-term bank borrowings for more than seventeen years. On July 9, 1993, the Company renewed a $50 million revolving credit facility which terminates May 1, 1996. This facility should enable the Company to handle contingencies that may arise. Note 3 of the Consolidated Financial Statements provides additional details.

CAPITAL  EXPENDITURES

The Company is authorized to spend approximately $160 million for property, plant and equipment during fiscal 1995, including expenditures for five new units either under construction or whose construction will commence later this year. Also, six existing stores will be enlarged and extensively remodeled. The Company believes that cash on hand plus its cash flow will be sufficient to support ongoing business levels, including the fixed asset program, debt service, and dividends.

CAPITALIZATION

During the year, the Company continued to improve its capital structure, which contributes to financial flexibility. Notes and mortgages decreased $12.7 million due to scheduled principal payments and the prepayment of three obligations. The Company is not planning any new financing during the upcoming fiscal year.

At the close of the 1994 fiscal year, shareholders' equity as a percentage of capitalization (long-term debt plus shareholders' equity) was 76% compared with 73% and 71% for the prior two fiscal years. Shareholders' equity at the year end was $713 million, compared with $663 million, a year earlier. Long-term debt consists of $86 million of notes and mortgages at an average interest cost of 9.9%, and $141 million of obligations under capital leases. At the close of the prior year, the comparable balances were $106 million and $143 million, respectively.

Return on shareholders' equity (ROE), (average of beginning and ending) for the current year was 14% compared with 13% and 15% for the two prior years.

DIVIDENDS

For the current year, cash dividends of $42 million, or 70 cents per share, were declared. This compares with $41 million, or 68 cents per share in the prior fiscal year, and $39 million, or 66 cents per share, for fiscal 1992. Fiscal year 1994 marks the 35th consecutive year of dividend payments, beginning in 1959 when the Company went public.

INFLATION  AND  CHANGING  PRICES

Inflation continues to moderately increase costs to the Company including the cost of merchandise, labor, utilities and the cost of acquiring property, plant and equipment. The Company uses the LIFO method of accounting for 84% of its inventories. Under this method, the cost of merchandise sold approximates current costs and thus reduces the distortion, if any, in reported income due to increasing costs. The historical costs of property, plant and equipment recorded by the Company were incurred over a period of many years. The cost of replacement of property, plant and equipment is generally greater than the cost on the books of the Company as a result of the inflation that has occurred over the years since the property, plant and equipment were placed in service.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Giant Food Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Giant Food Inc. and its subsidiaries at February 26, 1994, February 27, 1993 and February 29, 1992, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 4 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" effective February 28, 1993.



PRICE WATERHOUSE
/s/
Washington, D.C.
March 28, 1994
CONSOLIDATED STATEMENTS OF INCOME


Fifty-two weeks ended February 26, 1994, fifty-two weeks ended February 27, 1993 and fifty-three weeks ended February 29, 1992
Dollar amounts in thousands except per share

                                         1994        1993          1992

SALES                                 $3,567,468   $3,472,581   $3,489,762


COSTS AND EXPENSES
Cost of sales                          2,503,072    2,450,757    2,455,058
Selling, general and administrative      893,720      869,032      875,352
Interest
   Notes and mortgages, net of
    interest capitalized (1994, $809;
    1993, $1,393; 1992, $2,478)            9,973       10,255        8,418
   Lease obligations                      16,372       16,037       16,189
   Income                                 (7,424)      (5,760)      (7,331)

                                       3,415,713    3,340,321    3,347,686


INCOME BEFORE INCOME TAXES               151,755      132,260      142,076

PROVISION FOR INCOME TAXES                60,458       50,754       54,896

INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING                     91,297       81,506       87,180

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING (NOTE 4)                       3,934          -            -

NET INCOME                              $ 95,231     $ 81,506     $ 87,180

EARNINGS PER SHARE BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING            $1.53        $1.37        $1.47

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING                                $ .07           -            -

EARNINGS PER SHARE                         $1.60        $1.37        $1.47


The accompanying notes are an integral part of the consolidated financial statements.
                         CONSOLIDATED BALANCE SHEETS

February 26, 1994, February 27, 1993 and February 29, 1992
Dollar amounts in thousands

ASSETS
                                             1994       1993        1992

CURRENT ASSETS
Cash and cash equivalents                  $111,845    $184,969    $151,181
Short-term investments                      116,499         228         204
Receivables                                  37,504      32,720      28,141
Inventories (Note 2)                        217,576     223,912     207,313
Prepaid income taxes (Note 4)                19,001      17,567      15,975
Other current assets                          3,113       2,232       1,747

Total current assets                        505,538     461,628     404,561


PROPERTY, PLANT AND EQUIPMENT (Note 3)
Land                                         58,820      46,958      46,958
Buildings and improvements                  268,640     231,947     200,125
Leasehold improvements                      153,399     158,393     152,471
Fixtures and equipment                      745,288     699,701     681,127

                                          1,226,147   1,136,999   1,080,681
Less accumulated depreciation               544,862     479,128     414,028

                                            681,285     657,871     666,653
Equipment deposits and construction
   in progress                               32,506      30,400      39,647

                                            713,791     688,271     706,300


PROPERTY UNDER CAPITAL LEASES, net of
  accumulated amortization
  (1994, $54,679; 1993, $52,044;
   1992, $48,341) (Note 5)                  107,580     110,439     112,755



REAL ESTATE HELD FOR FUTURE DEVELOPMENT      21,367      26,130      18,232


OTHER ASSETS                                  9,537      10,132       9,491

                                         $1,357,813  $1,296,600  $1,251,339




The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY          1994        1993        1992

CURRENT LIABILITIES
Current portion of long-term debt
  Notes and mortgages (Note 3)              $14,618      $7,894      $9,010
  Obligations under capital leases (Note 5)   4,527       4,412       4,227
Accounts payable                            226,284     206,388     197,099
Accrued expenses
  Compensation related                       75,886      62,983      67,273
  Other                                       2,590       2,570       2,786
Dividends payable                            10,394      10,147       9,835
Income taxes payable                          7,033      12,690       5,977

Total current liabilities                   341,332     307,084     296,207


LONG-TERM DEBT
Notes and mortgages (Note 3)                 86,068     105,525     113,410
Obligations under capital leases (Note 5)   141,062     142,831     142,892
                                            227,130     248,356     256,302


OTHER LIABILITIES
Deferred income taxes (Note 4)               41,192      46,731      51,743
Accrued insurance claims                     25,417      20,986      19,126
Other                                         9,313      10,490       6,999
                                             75,922      78,207      77,868

COMMITMENTS (Notes 5 and 7)

SHAREHOLDERS' EQUITY (Notes 3 and 6)
Common stock, $1 par, all classes            60,257      60,257      60,257
Capital in excess of par value                              392       1,151
Retained earnings                           670,034     616,938     575,997

                                            730,291     677,587     637,405
Less Class "A" stock held in treasury,
 at cost (1994, 669,781 shares; 1993,
 566,180 shares; 1992, 636,145 shares)       16,862      14,634      16,443
                                            713,429     662,953     620,962

                                         $1,357,813  $1,296,600  $1,251,339




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Fifty-two weeks ended February 26, 1994, fifty-two weeks ended February 27, 1993 and fifty-three weeks ended February 29, 1992
Dollar amounts in thousands except per share

                           Capital in  Treasury stock
                           excess of    (Class "A")     Retained   Total
                           Par value   Shares     Cost  earnings   Share-
                                                                   holders'
                                                                   equity

Balance, February 23, 1991 $   -   1,277,659   $32,638  $528,110  $555,729

Net income                                                87,180    87,180
Issuance of shares for
  acquisition (Note 8)       2,197  (533,675)  (13,413)             15,610
Stock options exercised       (990)  (71,676)   (1,849)                859
Awards under union contract     21    (4,204)     (107)                128
Awards under stock bonus plan  (77)  (31,959)     (826)                749
Dividends ($.66 per share)                               (39,293)  (39,293)

Balance, February 29, 1992   1,151   636,145    16,443   575,997   620,962

Net income                                                81,506    81,506
Stock options exercised       (621)  (35,047)     (906)                285
Awards under union contract    (24)   (5,373)     (139)                115
Awards under stock bonus plan (114)  (29,545)     (764)                650
Dividends ($.68 per share)                               (40,565)  (40,565)

Balance, February 27, 1993     392   566,180    14,634   616,938   662,953

Net income                                                95,231    95,231
Purchase of treasury shares          173,000     3,993              (3,993)
Stock options exercised       (392)  (42,456)   (1,089)     (345)      352
Awards under stock bonus plan        (26,943)     (676)      (29)      647
Dividends ($.70 per share)                               (41,761)  (41,761)

Balance, February 26, 1994  $   -    669,781   $16,862  $670,034  $713,429

                             Common stock, all classes
                               Shares     Par value
Balance, February 23, 1991   60,256,620    $60,257
Balance, February 29, 1992   60,256,620    $60,257
Balance, February 27, 1993   60,256,620    $60,257
Balance, February 26, 1994   60,256,620    $60,257



The accompanying notes are an integral part of the consolidated financial statements.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Fifty-two weeks ended February 26, 1994, fifty-two weeks ended February 27, 1993 and fifty-three weeks ended February 29, 1992
Dollar amounts in thousands
                                                 1994      1993      1992
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                    $ 95,231  $ 81,506  $ 87,180
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation                                    90,002    89,202    86,439
Amortization of property under capital leases    5,731     5,656     5,595
Compensation expense arising from stock awards     647       765       877
Other adjustments, net                           1,889     1,707     2,574
Net increase (decrease) in cash from changes
 in operating assets and liabilities,
 detailed below                                 24,114   (11,420)   (7,351)

Net cash provided by operating activities      217,614   167,416   175,314

CASH FLOWS FROM INVESTING ACTIVITIES
(Inc) dec in short-term investments, net      (116,271)      (24)      253
Capital expenditures                          (111,924)  (79,071) (148,245)
Additions to other assets                       (1,294)   (2,346)   (1,605)

Net cash used in investing activities         (229,489)  (81,441) (149,597)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and mortgages      (12,733)   (9,001)   (1,958)
Reduction of obligations under capital leases   (3,361)   (3,216)   (2,976)
Issuance of common stock                           352       283       813
Purchase of treasury stock                      (3,993)
Dividends paid                                 (41,514)  (40,253)  (38,303)

Net cash used in financing activities          (61,249)  (52,187)  (42,424)

Net (dec) inc in cash and cash equivalents     (73,124)   33,788   (16,707)
Cash and cash equivalents at beginning of year 184,969   151,181   167,888

Cash and cash equivalents at end of year      $111,845  $184,969  $151,181

CASH FLOWS FROM CHANGES IN OPERATING ASSETS AND LIABILITIES
 (Increase) decrease in assets
Receivables                                    $(4,784)  $(4,579)  $(1,421)
Inventories                                      6,336   (16,599)    4,059
Prepaid income taxes                            (1,434)   (1,592)   (2,323)
Other current assets                              (881)     (485)     (132)
 Increase (decrease) in liabilities
Accounts payable                                19,896     9,289        10
Accrued expenses                                12,923    (4,506)   (1,031)
Income taxes payable                            (5,657)    6,713    (6,565)
Deferred income taxes                           (5,539)   (5,012)   (2,979)
Accrued insurance claims                         4,431     1,860     1,522
Other liabilities                               (1,177)    3,491     1,509
Net cash provided by (used in) changes in
 operating assets and liabilities              $24,114  $(11,420)  $(7,351)

The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Fifty-two weeks ended February 26, 1994, fifty-two weeks ended February 27, 1993 and fifty-three weeks ended February 29, 1992
Dollar amounts in thousands except per share

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of Giant Food Inc. (the Company) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash equivalents: For financial reporting purposes, cash equivalents consist of all highly liquid investments purchased with original maturities of three months or less. At February 26, 1994, such cash equivalents consist principally of bank repurchase agreements which are secured fully by United States government securities.

Short-term investments: Short-term investments are stated at cost which approximates fair value. At February 26, 1994, such investments consist principally of United States government and agency securities which are actively traded.

During 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which is required to be adopted by the Company in 1995. Upon implementation of SFAS No. 115, the effect on the Company's financial position and results of operations is expected to be immaterial.

Inventories: Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for determining the cost of grocery, drug, cosmetic and non-food inventories, while the first-in, first-out (FIFO) method is used for determining the cost of other inventories, primarily perishable items. Approximately 84% of the Company's inventories are valued using the LIFO method.

Property, plant and equipment: Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is provided on the straight-line method over the estimated useful lives of the assets which results in average depreciation rates of 5%, 6% and 10% for buildings and improvements, leasehold improvements and furniture and equipment, respectively. Accelerated methods and lives are used for income tax reporting purposes.

Property under capital leases: Property under capital leases, which consists principally of real property used in the Company's operations, is recorded at the lower of the present value of the minimum lease payments or the fair market value of the leased property at the inception of the lease. Amortization of the leased property is computed using the straight-line method over the term of the lease.

Real estate held for future development: Real estate held for future development is stated at cost.

Accrued insurance claims: The Company maintains insurance coverage with respect to general liability and workers' compensation risks under contractual arrangements which retroactively adjust insurance premiums for claims paid subject to specified limitations. Accordingly, the expense arising from such risks is accrued as amounts required to cover incurred incidents become subject to estimation.

Income taxes: The provision for income taxes includes deferred income taxes resulting from differences between income for financial reporting and income tax purposes. The Company adopted SFAS No. 109, "Accounting for Income Taxes" effective February 28, 1993 (see Note 4), which requires the use of the liability method for computing income taxes rather than the deferred method which was previously used by the Company.

Pre-opening costs: Costs associated with the opening of new stores are expensed as incurred.

Buying and promotional allowances: Allowances and credits received from vendors in connection with the Company's buying and merchandising activities are credited to income as earned.

Earnings per share: Earnings per share is computed based on the weighted average number of common shares outstanding during each year (59,659,352 shares in 1994, 59,648,084 shares in 1993 and 59,447,297 shares in 1992).
The exercise of outstanding stock options would not result in a material dilution of earnings per share.

Business segments: Substantially all of the Company's assets, sales and operating income are employed in or derived from a combination of retail food and drug business in the United States.

Fair value of financial instruments: The carrying amount of the Company's cash and cash equivalents approximates fair value because of the short maturity of those instruments. The Company derives the fair value of its short-term investments based on quoted market prices which are generally readily available. The Company estimates the fair value of its notes and mortgages by discounting the required future cash flows under such notes and mortgages using borrowing rates at which similar types of borrowing arrangements could be currently obtained by the Company.

2. INVENTORIES

If the FIFO method had been used, inventories would have been $76,420, $73,090 and $69,172 higher at the end of 1994, 1993 and 1992, respectively. Net income would have been higher by $2,003 ($.03 per share) in 1994, $2,413 ($.04 per share) in 1993 and $3,375 ($.06 per share) in 1992. The replacement cost of inventories valued at LIFO approximates FIFO cost.

3. NOTES AND MORTGAGES

Notes and mortgages outstanding at year end were as follows:

                                  1994      1993       1992
Notes payable to insurance
 company                        $62,040    $68,200    $74,360
Mortgage notes payable           38,646     45,219     48,060

                                100,686    113,419    122,420
Less current portion             14,618      7,894      9,010

                               $ 86,068  $ 105,525   $113,410



The insurance company notes are subject to covenants, the more significant of which restrict the payment of dividends, the creation of long-term debt and the purchase of Company common stock. At February 26, 1994, approximately $83,500 of consolidated retained earnings were free of dividend and stock purchase restrictions. The average interest rate on the insurance company notes is 9.7%.

Mortgage notes are collateralized by real estate which cost $56,745. The average interest rate on such notes is 10.2%.

Annual maturities of notes and mortgages for the next five years are as follows: 1995, $14,618; 1996, $23,263; 1997, $6,845; 1998, $6,921; and
1999, $6,904.

The estimated fair value of notes and mortgages is approximately $108,000 and $123,000 at February 26, 1994 and February 27, 1993, respectively.

The Company has available credit facilities of approximately $50,000, including a revolving credit line and a term loan facility. Such credit facilities were not used in fiscal year 1994.

4. INCOME TAXES

The Company adopted, effective February 28, 1993, SFAS No. 109, which requires the use of the liability method of accounting for income taxes and the adjustment of deferred income taxes to reflect changes in tax rates at the time they are enacted. In addition, SFAS No. 109 requires that assets and liabilities acquired in purchase business combinations be assigned their fair value assuming equal tax bases, and that deferred income taxes be provided for lower or higher tax bases. Upon adoption of SFAS No. 109, the Company adjusted its deferred income tax accounts to reflect the then current income tax rates and also adjusted the carrying amounts of certain assets acquired in a 1992 shopping center acquisition. The cumulative effect of the adjustments was to increase net income by $3,934, increase the net deferred income tax liability by $1,013 and increase the bases of certain assets by $4,947. The effect of adopting SFAS No. 109 on the Company's effective income tax rate is not material. Financial statements for years prior to 1994 were not restated.

The provision for income taxes consists of:
                                  1994      1993       1992

Current
  Federal                       $56,800    $47,085    $49,826
  State                          11,644     10,273     10,372

                                 68,444     57,358     60,198

Deferred
  Federal                        (6,906)    (5,458)    (4,561)
  State                          (1,080)    (1,146)      (741)

                                 (7,986)    (6,604)    (5,302)

                                $60,458    $50,754    $54,896


Deferred income tax assets (liabilities) at February 26, 1994 are comprised of the following:

Current deferred income tax asset:         Assets   Liabilities    Total
 Employee benefits                        $ 12,384               $ 12,384
 Promotional allowances                      2,136                  2,136
 Capitalization of inventory                 3,113                  3,113
 Other                                       1,368                  1,368
                                          $ 19,001                 19,001

Noncurrent deferred income tax asset
(liability):
 Depreciation                                        $(74,148)   $(74,148)
 Acquisition of shopping center for stock              (5,191)     (5,191)
 Capital leases                           $ 14,949                 14,949
 Provision for insurance claims             13,523                 13,523
 Pension payments                            2,762                  2,762
 Capitalization of overhead                  2,916                  2,916
 Promotional allowances                        862                    862
 Other                                       3,135                  3,135
                                            38,147    (79,339)    (41,192)
                                          $ 57,148   $(79,339)   $(22,191)

Deferred income taxes in 1993 and 1992 resulted from the following timing differences:

                                            1993       1992

Depreciation                             $(  107)    $(  232)
Employee benefits                         (1,717)     (3,491)
Capital leases                              (937)     (  810)
Promotional allowances                    (1,515)        110
Provision for insurance claims            (2,037)     (  586)
Other items, net                            (291)     (  293)
                                         $(6,604)    $(5,302)

The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate.

                                               1994      1993      1992

Statutory federal income tax rate              35.0%     34.0%     34.0%
State income taxes, net of
 federal tax benefit                            4.5       4.5       4.5
Retroactive tax increase to
 January 1, 1993                                0.1
Other                                           0.2      (0.1)      0.1

Effective income tax rate                      39.8%     38.4%     38.6%

5.  COMMITMENTS

Leases: The Company leases certain of its warehouse facilities and a substantial number of its retail store properties under noncancelable lease agreements for periods ranging from 20 to 30 years. These leases generally contain optional renewal provisions for one or more periods of five years each. Substantially all leases covering retail store properties provide for additional rentals based on sales. Most leases also require the payment of taxes, insurance and maintenance costs. Data processing and certain other equipment leases are for terms of two to five years.

Future minimum lease payments under capital leases and noncancelable operating leases as of February 26, 1994 are as follows:

                                          Capital         Operating
                                          leases           leases

1995                                      $19,639          $19,390
1996                                       19,554           18,115
1997                                       19,479           17,730
1998                                       19,479           17,058
1999                                       19,467           16,223
Later years                               291,539          221,445

Total minimum lease payments              389,157         $309,961
Less executory costs                          328

Net minimum lease payments                388,829
Less imputed interest                     243,240

Present value of net
 minimum lease payments                   145,589
Less current portion                        4,527

Long-term obligations under
 capital leases                          $141,062



Minimum lease payments for capital leases have not been reduced by minimum sublease rentals of $10,900 receivable in the future under noncancelable subleases.

Net rental expense associated with leases consists of the following:

                              1994          1993         1992

Operating leases
   Minimum                 $18,011       $16,809      $17,341
   Contingent                8,610         7,564        8,735
Contingent rentals under
   capital leases            3,414         4,079        4,162
Gross rental expenses       30,035        28,452       30,238
Sublease income             (2,348)       (2,417)      (2,397)

Net rental expense         $27,687       $26,035      $27,841

The Company also leases certain retail space to others under noncancelable operating lease agreements. Rental income from owned properties was $8,287 in 1994, $8,270 in 1993 and $6,912 in 1992. Total future minimum rentals as of February 26, 1994 are approximately $25,100.

Property, Plant and Equipment: During the next year the Company plans to expend approximately $160,000 for property, plant and equipment.

6.  COMMON STOCK AND EMPLOYEE INCENTIVE PLANS

Shares Authorized: Common stock, $1 par value, authorized and outstanding at year end is as follows:

                                               Outstanding
    Class               Authorized        1994         1993        1992

"A" non-voting          75,000,000    59,336,839   59,440,440   59,370,475
"AC" voting                125,000       125,000      125,000      125,000
"AL" voting                125,000       125,000      125,000      125,000

                        75,250,000    59,586,839   59,690,440   59,620,475


Class "A" common stock has all of the rights and privileges pertaining to other classes of common stock except the right to vote. No dividends may be declared on any class of common stock without declaring at least an equal dividend on Class "A" stock. However, dividends may be declared on Class "A" stock without declaring dividends on any other class of common stock.

At February 26, 1994, the Company had reserved 2,995,681 shares of its Class "A" common stock for issuance under its stock option and executive stock bonus plans. In December 1993, the Company's Board of Directors approved a plan to purchase up to 200,000 shares of its Class "A" common stock in the open market. As of February 26, 1994, the Company has not purchased any shares under this plan. The Company has purchased and accumulated treasury stock in order to accommodate the needs for registered common stock which may arise in connection with the exercise of stock options and the award of shares under executive stock bonus plans.

Stock options: The Company has established incentive compensation plans under which it is authorized to grant both incentive stock options and non-qualified stock options to approximately 1,300 employees. Options to purchase the Company's Class "A" common stock are exercisable at a price equal to the market value of the stock at the date of grant and become exercisable over two to six years following the grant. All options expire ten years after date of grant.

The Company had historically granted stock appreciation rights (SAR's) in tandem with options. During the year ended February 24, 1990, the Company began to grant non-qualified options without tandem SAR's. No options have been granted with tandem SAR's since July 1989.

Upon exercise of a SAR the holder is entitled to receive cash (or equivalent value in stock) equal to the amount by which the market value of the Company's Class "A" common stock on the exercise date exceeds the exercise price of the related stock options. As SAR's are exercised the corresponding options are canceled and as options are exercised the corresponding SAR's are canceled.

Option and SAR activity is as follows:
                                                     Average
                               Number of Shares      Option
                               Options    SAR's      Price
February 23, 1991
Outstanding                  1,774,960    922,420    $18.90

   1992 Activity
Granted                        370,600       -        28.73
Options exercised              (70,701)   (59,211)    10.29
SAR's exercised                (85,597)   (85,597)     9.95
Canceled                       (30,280)    (8,280)    23.39

February 29, 1992
Outstanding                  1,958,982    769,332     21.39

   1993 Activity
Granted                        432,700       -        23.43
Options exercised              (35,047)   (35,047)     7.55
SAR's exercised                (81,677)   (81,677)     7.84
Canceled                       (26,400)    (5,800)    24.88

February 27, 1993
Outstanding                  2,248,558    646,808     22.45

   1994 Activity
Granted                        581,500       -        23.39
Options exercised              (42,456)   (41,236)     7.36
SAR's exercised                (87,686)   (87,686)    12.63
Canceled                       (41,994)    (7,244)    24.07

February 26, 1994
Outstanding                  2,657,922    510,642     23.19
Exercisable                  1,257,002    458,841     21.80
Available for future grants  2,837,760      NONE
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  COMMON STOCK AND EMPLOYEE INCENTIVE PLANS (continued)

Stock Awards: The Company has also established executive stock bonus plans under which certain officers and managerial employees may be awarded shares of Class "A" common stock. Charges to income arising from stock awards were $1,000 in 1994 and 1993 and $1,184 in 1992.

7.  EMPLOYEE RETIREMENT PLANS

Pension and Savings Plans: The Company maintains a qualified defined benefit pension plan which covers substantially all non-union employees. Plan benefits are based on the participant's years of service and average annual earnings. The Company's policy is to fund the amount expensed for accounting purposes subject to it being deductible for income tax purposes.

Supplementary defined benefit pension plans covering certain officers are also maintained. These plans are unfunded and non-qualified. The pension liability associated with the plans is accrued using the same actuarial methods and assumptions as those used for the Company's qualified plan.

The net periodic pension cost (credit) for these plans includes the following components:


                              1994         1993          1992

Service cost
  Qualified plan             $4,329       $3,877        $3,374
  Supplemental plans             71           67            47
Interest cost
  Qualified plan              6,760        6,252         5,562
  Supplemental plans            179          187           169
Actual return on assets      (9,552)      (9,887)       (6,409)
Net amortization and deferral
  Qualified plan              1,941        2,360          (817)
  Supplemental plans             71           69            46
Net pension cost             $3,799       $2,925        $1,972

The funded status and amounts recognized in the consolidated balance sheets as of February 26, 1994, February 27, 1993 and February 29, 1992 are as follows:

                                                      Qualified plan
                                               1994      1993       1992
Actuarial present value of benefit obligations
Vested benefit obligation                    $58,008    $52,130    $45,726

Accumulated benefit obligation               $65,229    $58,837    $46,141

Projected benefit obligation                 $90,230    $80,780    $68,708


Plan assets at fair value                    (85,508)   (75,271)   (67,574)
Projected benefit obligation in excess of
 plan assets                                   4,722      5,509      1,134
Unrecognized net loss                         (6,375)    (9,180)    (8,418)
Unrecognized prior service cost               (3,282)    (2,906)    (3,146)
Unrecognized transition asset                  9,855     11,107     12,358
Pension liability recognized in the consolidated
  balance sheets                              $4,920     $4,530     $1,928


                                                      Supplemental plans
                                               1994      1993       1992
Actuarial present value of benefit obligations
Vested benefit obligation                    $ 1,752    $ 1,931    $ 1,559

Accumulated benefit obligation               $ 1,752    $ 1,931    $ 1,559

Projected benefit obligation                 $ 2,354    $ 2,528    $ 2,111


Plan assets at fair value                        -          -          -
Projected benefit obligation in excess of
 plan assets                                   2,354      2,528      2,111
Unrecognized net gain                            840        616        988
Unrecognized prior service cost                 (265)      (287)      (310)
Unrecognized transition obligation              (819)      (921)    (1,023)
Pension liability recognized in the consolidated
  balance sheets                             $ 2,110     $1,936     $1,766

Actuarial assumptions used were as follows:

                                         1994        1993       1992

Discount rate                            8.00%       8.00%      8.75%
Rate of increase in
 compensation levels                        5%          5%         6%
Expected rate of return
 on plan assets                             9%         10%        10%


Payments are made to union-sponsored multi-employer pension plans in accordance with negotiated labor contracts. Charges to income arising from contributions required under the labor contracts aggregated $18,732, $19,418 and $20,185 in 1994, 1993 and 1992, respectively.

The Company sponsors a tax deferred savings plan whereby eligible employees may elect annually to contribute up to 20% of their compensation, subject to statutory limitations. The Company matches a portion of employee contributions. Charges to income representing the Company's contributions to the plan were $3,740, $3,403 and $3,348 in 1994, 1993 and 1992, respectively.

Other Benefits:

The Company does not provide any significant postretirement benefits to administrative employees, and postretirement benefits for union employees are covered by union-sponsored multi-employer pension plans. Therefore, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" did not affect the Company.

The FASB has issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits" which is required to be implemented by the Company in 1995. Upon implementation of SFAS No. 112, the effect on the Company's financial position and results of operations is expected to be immaterial.

8.  CASH FLOWS

Net cash flows from operating activities include cash payments for interest and income taxes as follows:

                               1994         1993        1992

Interest                     $27,662      $27,850     $27,113
Income taxes                  72,893       51,624      69,407

Non-cash investing and financing activities include the following:

                                    1994         1993        1992

Property under capital leases
  Additions                       $10,379      $ 3,340         -
  Terminations                     (7,570)         -      $   (515)
Obligations under capital leases
  Additions                        10,379        3,340         -
  Terminations                     (8,735)         -        (1,038)
Acquisition of shopping center
  for stock (533,675 shares)         -             -        15,610
Assumption of mortgages in
  connection with acquisition
  of shopping centers                -             -        23,993

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None.


                                PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              (a)     Identification of Directors


                             Title of All Positions     Year First
Name                  Age    Held with the Company      Elected Director


Israel Cohen          81     Chairman of the Board,               1949
                             Chief Executive Officer
                             and Director

Samuel Lehrman        44     Director                             1986

David B Sykes         75     Director, Secretary,                 1981
                             Treasurer, and Senior
                             Vice President-Finance

Max N. Berry          58     Director                             1990

Scott B. Laurans      46     Director                             1992

Constance M. Unseld   46     Director                             1993

Peter F. O'Malley     55     Director                             1993


The present term of each of the above Directors will expire at the Annual Meeting of Shareholders currently scheduled for September 8, 1994.

Millard F. West, Jr. and Morton H. Wilner retired as active directors on September 6, 1990, on which date they were elected Directors Emeritus. Messrs. West and Wilner served as Board members 26 and 24 years, respectively.

General Roscoe Robinson, Jr., who served as a Director of the Company since 1990, died on July 22, 1993. Richard Waxenberg, who served as a Director of the Company since 1967, retired as a Director on December 20, 1993.

              (b)     Identification of Executive Officers

                                           Year First Elected to
Name and Position       Age    Officer        Present Office

Israel Cohen             81     1936      1978 (Chairman of Board)
  Chairman of the Board                   1977 (Chief Executive Officer)
  and Chief Executive Officer

Pete L. Manos            57     1977      1992
  President

David B Sykes            75     1955      1977 (Senior Vice President
  Senior Vice President-                                     -Finance)
  Finance, Secretary                      1978 (Secretary)
  and Treasurer                           1984 (Treasurer)


Alvin Dobbin             62     1970      1977
  Senior Vice President-
  Operations

David W. Rutstein        49     1978      1981
  Senior Vice President-
  General Counsel

David N. Freedman        64     1982      1985
  Senior Vice President-
  Corporate Facilities

Roger D. Olson           49     1978      1988
  Senior Vice President-
  Labor Relations and
  Personnel

Robert W. Schoening      47     1985      1988
  Senior Vice President-
  Data Processing

Samuel E. Thurston       50     1977      1988
  Senior Vice President-
  Distribution


The present term of each of the above Executive Officers will expire at the first meeting of the Board of Directors subsequent to the Annual Meeting of Shareholders currently scheduled for September 8, 1994.
              (c)     Identification of Certain Significant Employees
                      Not applicable.

              (d)     Family Relationships
                      Directors Samuel Lehrman and Max N. Berry are brothers-in-law.

              (e)     Business Experience

              Each of the above named Executive Officers of the Company has been employed by the Company for a period of time in excess of five years. Their positions with the Company are set forth above in subsection (b), and the duties of each have been encompassed within the framework of his or her respective title since first becoming an officer of the Company.

              The principal occupation, employment, and business experience during the past five years of each of the Directors and Directors Emeritus of the Company is set forth below:

              Israel Cohen - see subsection (b) above.

              David B Sykes - see subsection (b) above.

              Samuel Lehrman is President of Lehrco Corporation, a real estate development firm in the District of Columbia. He is Vice-President of Vista Management Co., Inc., a residential real estate management company. Mr. Lehrman is the son of Mr. Jacob Lehrman and Mrs. Charlotte F. Lehrman, former officer and directors of the Company.

              Max N. Berry is an attorney in Washington, D.C.
specializing in international trade.

              Scott B. Laurans was formerly President, Roger Williams Foods, Providence, Rhode Island; formerly President, Rhode Island
Division, Wetterau, Inc., St. Louis, Missouri; and is currently a partner in The Providence Group Investment Advisory Company, Providence, Rhode Island.

              Constance M. Unseld is the founder and operator of the Unselds' School, a state accredited, independent school in Baltimore, Maryland. She also serves as a member of the Board of Regents of the University of Maryland system.

              Peter F. O'Malley is the founder and current counsel to the law firm of O'Malley & Miles of Prince George's County, Maryland.
He currently serves on the Boards of Directors of Potomac Electric Power Company, Potomac Capital Investments and Legg Mason, Inc. The firm of O'Malley & Miles is one of a number of firms which provides legal services to the Company.

              Millard F. West, Jr., a Director Emeritus of the Company, is a Vice-President of the firm of Prudential Securities, Inc. (Members New York Stock Exchange) and is a Director of Dewey Electronics Corporation.
              Morton H. Wilner, a Director Emeritus of the Company, is General Counsel Emeritus of the Armed Forces Benefit Association and Vice Chairman of A.F.B.A. Industrial Bank. He is also a Trustee Emeritus, for life, of the University of Pennsylvania.

              (f)     Involvement in Certain Legal Proceedings

              No Director, Director Emeritus or Executive Officer was involved in any event during the past five years which would be responsive to this question.

              (g)     Promoters and Control Persons

              Not applicable.

              (h)     Compliance with Insider Reporting Requirements

              Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") and the American Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

              To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended February 26, 1994 (with the exception noted below), the Company complied with all Section 16(a) filing requirements applicable to officers, directors and greater than ten-percent beneficial owners.

              On April 13, 1993, Odonna Mathews exercised stock appreciation rights under an employee stock option for 1,500 shares. Ms. Mathews inadvertently did not timely file the required report for this transaction, but did so promptly after the oversight was discovered.
ITEM 11.                 EXECUTIVE COMPENSATION

     The following tables and narrative text discuss the compensation paid in Fiscal Year 1994 and the two prior fiscal years to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers.


                      Summary Compensation Table

                      Annual Compensation (1)

                                                 Other
Name and                                         Annual
Principal            Fiscal                      Compen-
Position             Year     Salary    Bonus    sation(2)

Israel Cohen         1994     $831,428  $434,346    --
  Chairman of the    1993     $556,600  $690,500    --
  Board & CEO        1992(1)  $567,304  $690,500    --

David B Sykes        1994     $375,232  $196,015    --
  Secretary, Treas.  1993     $256,520  $306,300    --
  Sr. V.P. Finance   1992(1)  $261,453  $306,300    --

Pete Manos           1994     $255,736  $133,608    --
  President and      1993     $134,608  $233,600    --
  Sr. V.P. Food      1992(1)  $123,327  $233,600    --
  Operations

Alvin Dobbin         1994     $238,004  $124,363    --
  Sr. V.P.           1993     $123,420  $233,600    --
  Operations         1992(1)  $125,793  $233,600    --

David N. Freedman    1994     $236,444  $123,464    --
  Sr. V.P.           1993     $121,000  $233,600    --
  Corp. Facilities   1992(1)  $123,327  $233,600    --



     (1)  Includes 53 weeks of salary payments.

     (2) Aggregate value does not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus.

                           Long Term Compensation

                                        Options/         All Other
Name and                      Restricted   SAR            Compensa-
Principal            Fiscal   Stock     Awards(#)  LTIP    tion
Position             Year     Awards(3)   (4)     Payouts (5)(6)

Israel Cohen         1994     $15,284    32,500      0     $34,352
  Chairman of the    1993     $15,625     2,500      0     $32,098
  Board & CEO        1992(1)  $17,460     2,500      0     $32,649

David B Sykes        1994     $15,284    17,500      0     $29,688
   Secretary, Treas. 1993     $15,625     2,500      0     $28,553
  Sr. V.P. Finance   1992(1)  $17,460     2,500      0     $28,684

Pete Manos           1994     $15,284    22,500      0     $16,635
  President and      1993     $15,625     2,500      0     $15,685
  Sr. V.P. Food      1992(1)  $17,460     2,500      0     $12,512
  Operations

Alvin Dobbin         1994     $15,284     9,500      0     $17,806
  Sr. V.P.           1993     $15,625     2,500      0     $17,519
  Operations         1992(1)  $17,460     2,500      0     $14,441

David N. Freedman    1994     $15,284     2,500      0     $18,227
  Sr. V.P.           1993     $15,625     2,500      0     $18,001
  Corp. Facilities   1992(1)  $17,460     2,500      0     $14,828



     (1)  Includes 53 weeks of salary payments.

     (2) Aggregate value does not exceed the lesser of $50,000 or 10 percent of the total amount of annual salary and bonus.

     (3) Includes cash payments for income taxes to each named officer on the value of the restricted shares and the tax payment itself pursuant to the Non-Qualified Executive Stock Bonus Plan II. The aggregate stock holdings of this group were 8,950 shares and the share value was $25.75 as of February 26, 1994. Dividends are paid on the stock held under this plan.

     Under this plan, the Company makes an annual contribution not exceeding the greater of (i) $1,000,000 or (ii) six-tenths of one percent (0.60%) of the pre-tax earnings of the company. The Company's cash contributions are used to purchase shares of Class A non-voting common stock.

     Distributions of those shares will be made to those participants who meet any of the following conditions: (1) ten years' participation in the Plan; (2) retirement after attainment of age 62; (3) abolition of the participant's job; (4) total and complete disability or (5) death.
     (4) All options granted to participants pursuant to these stock option plans are issued at 100% of fair market value on the date issued and may be exercised, on a graduated basis, after the later of one year from the date of grant or two years' continued employment. All options terminate 10 years from their date of issuance.

     The Company receives no cash consideration for granting options.
In order to acquire shares, the optionee must pay the full purchase price of the shares being exercised, plus appropriate withholding taxes. Optionees are not permitted to receive cash for any excess of market value over option price.

    (5) Includes Company matching contributions under Company's tax-deferred saving plan ("Plan").

     Participants in the Plan are permitted to contribute portions of their compensation, subject to legal limitations, for which the Company contributes an amount in cash equal to the participant's initial 3% pre-tax contribution. In addition, the Company provides supplemental contributions (in the form of Giant Food Inc. Class A common stock) to match participants' contributions (partially or totally) in excess of 3% of salary up to 6% of salary. Such Company contributions are limited to .4% of its pre-tax earnings.

     In Fiscal Year 1994 the Company made matching contributions under the plan as follows: Mr. Cohen $10,580, Mr. Sykes $9,678, Mr. Manos $9,590, Mr. Dobbin $8,925 and Mr. Freedman $8,867.

     (6) Includes premium payments under the Company's Split Dollar Insurance Program in which participants are provided with permanent life insurance owned by the Company. The Company pays for premiums and will recover amounts equal to its investment in the insurance policies at the deaths of the participants.

             During Fiscal Year 1994 the Company made insurance premium payments as follows: Mr. Cohen $23,772, Mr. Sykes $20,010, Mr. Manos $7,045, Mr. Dobbin $8,881 and Mr. Freedman $9,360.
                OPTION GRANTS IN LAST FISCAL YEAR (1)

                         Individual Grants

                  Number of
                  Securities
                  Underlying     % of Total
                  Options/       Options         Exercise
                  SAR's          Granted to      of Base
                  Granted        Employees       Price        Expiration
Name             (#)(2)          in FY           ($/Sh)          Date

Israel Cohen       2,500                         $21.13         03/01/03
                  30,000                         $26.25         06/03/03
                  32,500            5.59

David B Sykes      2,500                         $21.13         03/01/03
                  15,000                         $26.25         06/02/03
                  17,500            3.01

Pete Manos         2,500                         $21.13         03/01/03
                  20,000                         $26.25         06/02/03
                  22,500            3.87

Alvin Dobbin       2,500                         $21.13         03/01/03
                   7,000                         $26.25         06/02/03
                   9,500            1.63


David Freedman     2,500                         $21.13         03/01/03
                   7,000                         $26.25         06/02/03
                   9,500            1.63




     (1)  No SAR's were awarded in the 1994 Fiscal Year.

     (2) These options may be exercised on a graduated basis beginning one year following the date of grant.

                 Potential Realizable Value at Assumed
                 Rates of Stock Price Appreciation for
                 Option Term (10 Years)

                        5%                     10%


                    Stock                  Stock
                    Price                  Price
                   Per Share              Per Share
Name                 (3)      Gain(4)      (3)       Gain(4)

Israel Cohen       $34.42     $ 33,221    $54.81     $   84,189
                   $42.76     $495,255    $68.09     $1,255,072
                              $528,476               $1,339,262

David B Sykes      $34.42     $ 33,221    $54.81     $   84,189
                   $42.76     $247,627    $68.09     $  657,536
                              $280,849               $  711,726

Pete Manos         $34.42     $ 33,221    $54.81     $   84,189
                   $42.76     $330,170    $68.09     $  836,715
                              $363,391               $  920,904

Alvin Dobbin       $34.42     $ 33,221    $54.81     $   84,189
                   $42.76     $115,559    $68.09     $  292,850
                              $148,781               $  377,040

David Freedman     $34.42     $ 33,221    $54.81     $   84,189
                   $42.76     $115,559    $68.09     $  292,850
                              $148,781               $  377,040



     (3) The price of GFSA Common Stock at the end of the ten year term of the option grant at a 5% annual appreciation would be $34.42 and $42.76, and at a 10% annual appreciation would be $54.81 and $68.09.

     (4) The gain is calculated from the exercise price of the options listed above, $21.13 and $26.25 based on the grant date of the options. Option grants are at 100% of market value on the date of grant.
         Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Option SAR/Values


                    Shares            SARs         Value
                  Acquired on       Exerc'd       Realized
Name              Exercise(#)         (#)           ($)

Israel Cohen         -0-              -0-           -0-
David B Sykes        -0-              -0-           -0-
Pete Manos           -0-              -0-           -0-
Alvin Dobbin         -0-              -0-           -0-
David Freedman      10,000            -0-         184,225(2)




                                           Value of         Value of
             Number of     Number of       Unexerc'd        Unexerc'd
             Unexerc'd     Unexerc'd       In-the-Money     In-the-Money
             Options/SARs  Options/SARs    Options/SARs     Options/SARs
             at FY-End     at FY-End       at FY-End($)     at FY-End($)
Name         Exercisable  Unexercisable   Exercisable(1)   Unexercisable

Israel Cohen     5,440      37,500         $ 15,051        $14,980
David B Sykes    5,000      22,500            6,870         14,980
Pete Manos       5,000      27,500            6,870         14,980
Alvin Dobbin     5,000      14,500            6,870         14,980
David Freedman  10,000      14,500           84,220         14,980




     (1) Value is before taxes. The dollar values are computed by determining the difference between the fair market value of the underlying Common Stock and the exercise price at fiscal year end.

     (2) Mr. Freedman exercised an option to purchase shares, the value of which was determined by the difference between the market price and the option price on the date of exercise.

PENSION TABLE

Pension Plan:

The Company maintains a tax-qualified defined benefit pension plan for approximately 2,400 salaried employees. The following table provides an example of benefits at the normal retirement age of 65 payable as a life annuity:



                                 Estimated Annual Benefits

                              Pension from Retirement Plan
          Highest Five        for Following Number of Years
          Year Average              of Credited Service
          Earnings             10           20           30

          $ 40,000          $ 4,184     $ 8,769      $ 13,753
            70,000            8,234      17,169        26,803
           100,000           12,284      25,569        39,853
           150,000           19,034      39,569        61,603
           200,000           25,784      53,569        83,353
           250,000           32,534      67,569       105,103
           300,000           39,284      81,569       126,853
           350,000           46,034      95,569       148,603
           400,000           52,784     109,569       170,353

A participant's annual pension payable to him as of his normal retirement date will be equal to:

(i) .85% of "final average earnings" plus .50% of that portion of final average earnings in excess of "covered compensation" times number of years of credited service not to exceed 15, plus

(ii) 1.05% of final average earnings plus .50% of that portion of final average earnings in excess of "covered compensation" times number of years of credited service over 15, not to exceed 15, plus

(iii) .50% of final average earnings times years of credited service over 30.

For purposes of determining plan benefits, earnings are the gross cash compensation provided to a participant, including overtime, bonuses and commissions.

Early retirement benefits are payable under the plan. Generally, the payment will be in the form of a straight life annuity for participants who are not married and a joint and survivor annuity for those who are married.

The number of years of credited service of the Executive Officers listed in the remuneration table under the Retirement Plan, determined as of February 26, 1994 are: Mr. Cohen, 23 years; Mr. Sykes, 23 years; Mr. Dobbin, 23 years; Mr. Manos, 23 years; and Mr. Freedman, 16 years. Two of the officers (Messrs. Cohen and Sykes) are currently receiving retirement payments from the plan, as required by law for participants over age 70 1/2.

Supplemental Retirement Arrangements:

Two unfunded nonqualified pension plans are currently in effect. For three of the officers listed in the remuneration table (Messrs. Cohen, Sykes and Dobbin), the Supplemental Plan provides that in the event that annual benefits from the Company's Retirement Plan, profit sharing and thrift plans, and from Social Security do not equal sixty percent (60%) of the earnings averaged over the five years prior to retirement, a supplemental pension would be paid so that the total of all benefits, including Social Security, equals sixty percent (60%). For less than fifteen years of service, the total benefit is proportionately reduced. The Supplemental Plan also provides a make-up benefit for those who will be impacted by the $150,000 compensation limit in the Retirement Plan. The Excess Benefit Plan was adopted in 1988 to restore benefits not payable from the Retirement Plan solely due to the maximum benefit limitations of IRC 415.

Compensation of Directors

During Fiscal Year 1994, Directors and Directors Emeritus who were not employees received an annual fee of $35,000 and a fee of $250 for committee meetings attended. Richard Waxenberg, who retired as a Director on December 20, 1993, received $20,000 as a consulting fee. Samuel Lehrman (as Chairman of the Audit Committee) and Max N. Berry, Esquire (as Chairman of the Officers' Executive Compensation Committee) each receive an additional fee of $1,000 annually.

Termination of Employment

Not applicable.

Employment Contracts and Termination of Employment and Change-in Control Arrangements

On April 13, 1989, the Company entered into an Employment Agreement with Israel Cohen for a five year term. The agreement provides for a salary of $556,600 per year and additional compensation as awarded by the Company's Board of Directors. The agreement also provides for a two-year covenant not to compete upon termination of employment.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Mrs. Unseld and Messrs. Berry and O'Malley comprise the Company's
Officers' Executive Compensation Committee. Mr. O'Malley is of counsel to the law firm of O'Malley & Miles which represents the Company with respect to certain legal matters.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

                (a)  Security Ownership of Certain Beneficial Owners
                       (as of May 2, 1994)

                  The following table sets forth information with respect to the ownership of the voting securities of the Company as of May 2, 1994.

                                          Number      Nature
                         Title of         of Shares   of         Percent
Name and Address         Class of Stock   Owned       Ownership  of Class

Israel Cohen             Common AC          125,000   Record and   100.0%
6300 Sheriff Road                                     Beneficial
Landover, Maryland  20785

Heidi J. Berry,
Bernhardt R. Ferson
Lehrman and Samuel
Lehrman, Trustees
under Article Fourth
of the Will of
Charlotte Ferson Lehrman,
deceased                 Common AL          125,000   Record and   100.0%
5301 Wisconsin Avenue, N.W.                           Beneficial
Suite 650
Washington, D.C.  20015


                (b)  Security Ownership of Management (as of May 2, 1994)


                                          Number      Nature
                         Title of         of Shares   of         Percent
Name and Title           Class of Stock   Owned       Ownership  of Class

Israel Cohen             Common Stock A   2,738,962   Record and   4.618%
     Chairman of the     (Non-Voting)                 Beneficial
     Board and CEO,      Common Stock AC    125,000   Record and  100.00%
     Director            (Voting)                     Beneficial

Samuel Lehrman           Common Stock A   1,654,096   Record and   2.789%
     Director            (Non-Voting)                 Beneficial
                         Common Stock AL    125,000   Record and  100.00%
                         (Voting)(1)                  Beneficial

Max N. Berry             Common Stock A   3,478,938   Record and   5.866%
     Director            (Non-Voting)                 Beneficial
                         Common Stock AL    125,000   Record and  100.00%
                         (Voting)(2)                  Beneficial
Scott B. Laurans         Common Stock A       2,500   Record and    .004%
     Director            (Non-Voting)                 Beneficial

David B Sykes            Common Stock A     212,633   Record and    .359%
     Sr. Vice President- (Non-Voting)                 Beneficial
     Finance, Sec'y,
     Treasurer,
     Director

Constance M. Unseld      Common Stock A       1,000   Record and    .002%
     Director            (Non-Voting)                 Beneficial

Peter F. O'Malley        Common Stock A       2,000   Record and
     Director            (Non-Voting)                 Beneficial    .003%

Millard F. West, Jr.     Common Stock A      23,800   Record and    .040%
     Director Emeritus   (Non-Voting)                 Beneficial

Morton H. Wilner         Common Stock A      10,576   Record and    .018%
     Director Emeritus   (Non-Voting)                 Beneficial

All Directors and        Common Stock A   8,890,195   Beneficial  14.991%
     Officers as a       (Non-Voting)(3)
     Group (30 persons)

                         Common Stock AC    125,000               100.00%
                         (Voting)(1)

                         Common Stock AL    125,000               100.00%
                         (Voting)(1)


                       (c)          Changes in Control

                              Not applicable.


NOTES:

(1)       As noted in Item 12(a) above.

(2) Mr. Berry's wife, Heidi J. Berry, is a co-trustee of the Trust reported in Item 12(a) above.

(3) Includes indirect ownership as well as direct ownership by Directors and Officers. Excludes 42,900 shares of Common Stock A held in the Lehrman Testamentary Trust under the Will of Jacob Lehrman, deceased, for the benefit of Samuel Lehrman.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             (a)     Transactions with Management and Others

             The Company operates a store in Hyattsville, Maryland under a lease (originally executed in 1954) from a partnership in which certain affiliates of the Company have a 25% interest. The affiliates are members of the Cohen and Lehrman families and, during certain years, certain affiliates were executive officers of the Company. The affiliates' shares of gross rentals (minimum and percentage where applicable) for the last three fiscal years were as follows: $119,094 (FY 1994), $130,219 (FY 1993) and $122,964 (FY 1992).

             The foregoing lease is not on less advantageous terms to the Company than those involving similar type stores executed at the same time by the Company with landlords where no affiliation existed. All other Company leases have been entered into with non-affiliated entities or with wholly-owned subsidiaries.

             (b)     Certain Business Relationships

                     During the Company's most recent fiscal year, the law firm of O'Malley & Miles, to which Mr. O'Malley is of counsel, provided certain legal services to the Company.

             (c)     Indebtedness of Management

                     Not applicable.

             (d)     Transactions with Promoters

                     Not applicable.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K

                                                          Page in
                                                          Form 10-K


(a) The following documents are filed as part of this report:

        (1)     Financial Statements and
                supplementary data:

                Report of Independent Accountants            15
                Consolidated Statements of Income
                 for the years ended February 26,
                 1994, February 27, 1993 and
                 February 29, 1992                           16
                Consolidated Balance Sheets at
                 February 26, 1994, February 27, 1993
                 and February 29, 1992                       17-18
                Consolidated Statements of Changes
                 in Shareholders' Equity for the years
                 ended February 26, 1994, February 27,
                 1993 and February 29, 1992                  19
                Consolidated Statements of Cash Flows
                 for the years ended February 26, 1994,
                 February 27, 1993 and February 29, 1992     20
                Notes to Consolidated Financial
                 Statements                                  21-32


        (2)      Financial Statement Schedules:

                  Report of Independent Accountants
                   on Financial Statement Schedules          52

                  Schedule
                  V.     Property, plant and equipment       53-54
                  VI.    Accumulated depreciation
                          and amortization of property,
                          plant and equipment                55
                  VIII.  Valuation and qualifying accounts   56

                        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        (3)      Exhibits:

                 The Index to Exhibits is on page 57.

(b)     Reports on Form 8-K

                 On January 5, 1994, a report on Form 8-K under Item 5 was filed by the Registrant.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GIANT FOOD INC.



                                 BY: /s/ Israel Cohen
                                    Israel Cohen,
                                    Chairman of the Board and
                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                       GIANT FOOD INC.


May 13, 1994           By: /s/ Israel Cohen
                       Israel Cohen
                       Chairman of the Board and Principal Executive
                        Officer


May 13, 1994           By: /s/ David B Sykes
                       David B Sykes, Senior Vice
                       President-Finance, Chief
                       Financial Officer and
                       Principal Accounting Officer



May 13, 1994           By: /s/ Israel Cohen
                       Israel Cohen, Director


May 13, 1994           By: /s/ Samuel Lehrman
                       Samuel Lehrman, Director


May 13, 1994           By: /s/ Max N. Berry
                       Max N. Berry, Director


May 13, 1994           By: /s/ Scott B. Laurans
                       Scott B. Laurans, Director


May 13, 1994           By: /s/ Constance M. Unseld
                       Constance M. Unseld, Director


May 13, 1994           By: /s/ Peter F. O'Malley
                       Peter F. O'Malley, Director
                    Report of Independent Accountants
                     on Financial Statement Schedules

To the Board of Directors
Giant Food Inc.


Our audits of the consolidated financial statements referred to in our report dated March 28, 1994 appearing on page 15 of the 1994 Form 10-K of Giant Food Inc. also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE
/s/
Washington, D.C.
March 28, 1994
       GIANT FOOD INC. AND SUBSIDIARIES         SCHEDULE V
                                                     (THOUSANDS OF DOLLARS)
SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                              Balance      Addit-                 Balance
                              beginning    ions       Retire-     end of
Classification                of period   at cost     ments       period

Year ended February 26, 1994
 Land                        $   46,958   $ 11,862    $      0   $   58,820
 Buildings & Improvements       231,947     36,724          31      268,640
 Leasehold Improvements         158,393      8,358      13,352      153,399
 Fixtures & Equipment           634,882     66,261      23,443      677,700
 Transportation Equipment        64,819      3,629         860       67,588
                              1,136,999    126,834      37,686    1,226,147

 Equipment & construction
  in progress                    30,400      2,106                   32,506
 Property under capital
  leases                        162,483     10,379      10,603      162,259

     Totals                  $1,329,882   $139,319    $ 48,289   $1,420,912

Year ended February 27, 1993
 Land                        $   46,958   $      0    $      0   $   46,958
 Buildings & Improvements       200,125     31,996         174      231,947
 Leasehold Improvements         152,471      6,985       1,063      158,393
 Fixtures & Equipment           621,435     36,823      23,376      634,882
 Transportation Equipment        59,692      5,456         329       64,819
                              1,080,681     81,260      24,942    1,136,999
 Equipment & construction
  in progress                    39,647     (9,247)(a)               30,400
 Property under capital
  leases                        161,096      3,340       1,953      162,483

     Totals                  $1,281,424   $ 75,353    $ 26,895   $1,329,882

Year ended February 29, 1992
 Land                        $   16,581   $ 30,496    $    119   $   46,958
 Buildings & Improvements       143,811     57,246         932      200,125
 Leasehold Improvements         133,512     20,737       1,778      152,471
 Fixtures & Equipment           568,976     71,147      18,688      621,435
 Transportation Equipment        56,450      5,050       1,808       59,692
                                919,330    184,676      23,325    1,080,681

 Equipment & construction
  in progress                    42,886     (3,239)(a)               39,647
 Property under capital
  leases                        163,966          0       2,870      161,096

     Totals                  $1,126,182   $181,437    $ 26,195   $1,281,424

(a) Net transfers to buildings and improvements, leasehold improvements and fixtures and equipment.

Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets. The useful life of buildings and improvements is considered to be 25 to 40 years; leasehold improvements, 5 to 25 years; fixtures and equipment, 5 to 12 years; and transportation equipment, 4 to 10 years.
             GIANT FOOD INC. AND SUBSIDIARIES         SCHEDULE VI
                                                     (THOUSANDS OF DOLLARS)

SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
              PROPERTY, PLANT AND EQUIPMENT

                              Balance      Addit-                 Balance
                              beginning    ions       Retire-     end of
Classification                of period   at cost     ments       period

Year ended February 26, 1994
 Buildings & Improvements    $   60,112   $ 15,686    $     31   $   75,767
 Leasehold Improvements          50,423      8,688       4,169       54,942
 Fixtures & Equipment           324,348     64,873      23,335      365,886
 Transportation Equipment        44,245      4,874         852       48,267
                                479,128     94,121      28,387      544,862

 Property under capital
  leases                         52,044      5,731       3,096       54,679

     Totals                  $  531,172   $ 99,852    $ 31,483   $  599,541

Year ended February 27, 1993
 Buildings & Improvements    $   49,962   $ 10,171    $     21   $   60,112
 Leasehold Improvements          41,292      9,715         584       50,423
 Fixtures & Equipment           283,720     63,801      23,173      324,348
 Transportation Equipment        39,054      5,515         324       44,245
                                414,028     89,202      24,102      479,128
 Property under capital
  leases                         48,341      5,656       1,953       52,044

     Totals                  $  462,369   $ 94,858    $ 26,055   $  531,172

Year ended February 29, 1992
 Buildings & Improvements    $   40,074   $ 10,809    $    921   $   49,962
 Leasehold Improvements          35,932      6,964       1,604       41,292
 Fixtures & Equipment           239,208     62,846      18,334      283,720
 Transportation Equipment        35,143      5,697       1,786       39,054
                                350,357     86,316      22,645      414,028

 Property under capital
  leases                         45,101      5,595       2,355       48,341

     Totals                  $  395,458   $ 91,911    $ 25,000   $  462,369

             GIANT FOOD INC. AND SUBSIDIARIES         SCHEDULE VIII
                                                     (THOUSANDS OF DOLLARS)

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                          Additions
                              Balance     Charged                 Balance
                              beginning   to costs                end of
Description                   of period   & expenses  Deductions  period

Year ended February 26, 1994
 Provision for
  insurance claims            $20,986     $32,419     $27,988 (a)  $25,417

Year ended February 27, 1993
 Provision for
  insurance claims            $19,126     $30,780     $28,920 (a)  $20,986

Year ended February 29, 1992
 Provision for
  insurance claims            $17,604     $30,416     $28,894 (a)  $19,126


(a) Deductions consist of:
                                1994        1993        1992
     Payments                 $29,553     $30,439     $27,967
     Change in current portion (1,565)     (1,519)        927
                              $27,988     $28,920     $28,894

                            INDEX TO EXHIBITS


                             Exhibit                        Page

1989 Non-Qualified           Incorporated by reference
 Stock Option Plan           to the Company's Form 10-K
                             filed with the SEC in
                             May, 1993 for the Fiscal
                             Year Ended February 27, 1993     --


Non-Qualified Executive      Incorporated by reference
 Stock Bonus Plan            to the Company's Form 10-K
                             filed with the SEC in
                             May, 1993 for the Fiscal
                             Year Ended February 27, 1993     --


Split Dollar Insurance       Incorporated by reference
 Program                     to the Company's Form 10-K
                             filed with the SEC in
                             May, 1993 for the Fiscal
                             Year Ended February 27, 1993     --


Supplemental Retirement      Incorporated by reference
 Plan                        to the Company's Form 10-K
                             filed with the SEC in
                             May, 1993 for the Fiscal
                             Year Ended February 27, 1993     --


Excess Benefit Plan          Incorporated by reference
                             to the Company's Form 10-K
                             filed with the SEC in
                             May, 1993 for the Fiscal
                             Year Ended February 27, 1993     --


Computation of Earnings      Exhibit 11                       58
 Per Common Share


Subsidiaries                 Exhibit 21                       59


Consent of Independent       Exhibit 23                       60
 Accountants

             GIANT FOOD INC. AND SUBSIDIARIES         EXHIBIT 11

             COMPUTATION OF EARNINGS PER COMMON SHARE

FIFTY-TWO WEEKS ENDED FEBRUARY 26, 1994, FIFTY-TWO WEEKS ENDED
FEBRUARY 27, 1993 AND FIFTY-THREE WEEKS ENDED FEBRUARY 29, 1992


                                       1994          1993           1992
Primary:
 Earnings:
  Net income                      $ 95,231,000  $ 81,506,000   $ 87,180,000

 Shares:
  Weighted average number of
   common shares outstanding        59,659,352    59,648,084     59,447,297
  Assuming exercise of options,
   using average market price,
   reduced by the number of shares
   which could have been purchased
   with the proceeds from
   exercise of such options            245,425       213,351        420,952

 Weighted average number of common
  shares outstanding, as adjusted   59,904,777    59,861,435     59,868,249

 Primary earnings per common share       $1.59         $1.36          $1.46

Assuming full dilution:
 Earnings:
  Net income                      $ 95,231,000  $ 81,506,000   $ 87,180,000

 Shares:
  Weighted average number of
   common shares outstanding        59,659,352    59,648,084     59,447,297
  Assuming exercise of options,
   using higher of ending or
   average market price, reduced
   by the number of shares which
   could have been purchased with
   the proceeds from exercise
   of such options                     303,323       216,096        434,254

 Weighted average number of common
  shares outstanding, as adjusted   59,962,675    59,864,180     59,881,551

 Fully diluted earnings
  per common share                       $1.59         $1.36          $1.46


Note: This calculation is submitted in accordance with Regulation S-K item
      601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                                EXHIBIT 21



                     GIANT FOOD INC. AND SUBSIDIARIES


                               Subsidiaries

                                                    State of
Subsidiary                                          Incorporation

Giant of Maryland, Inc.                             Maryland
Giant of Salisbury, Inc.                            Maryland
Giant Construction Company, Inc.                    District of Columbia
GF McLean Shopping Center, Inc.                     Virginia
GFS Realty, Inc.                                    Delaware
Landover Wholesale Tobacco Corp.                    Maryland
Warex-Jessup, Inc.                                  Maryland
Bursil, Inc.                                        Delaware
Cole Engineering, Inc. (formerly Cole Carpets, Inc.)Maryland
LECO, Inc. (formerly Viva Pharmaceuticals, Inc.)    Delaware
Giant Automatic Money Systems, Inc.                 Maryland
Shaw Community Supermarket, Inc.(1)                 District of Columbia
Bayside Traffic Services of Maryland, Inc.          Maryland
Super G, Inc.                                       Maryland
Montrose Crossing, Inc.                             Maryland
Friendship Macomb SC, Inc.                          District of Columbia
Giant of Talbot Co., Inc.                           Maryland





(1)  Giant Food Inc. owns 85% of the voting
     securities of Shaw Community Supermarket, Inc., and 100% of the voting securities of all other subsidiaries.

                                EXHIBIT 23


                    CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-21992) and in the Prospectuses constituting part of the Registration Statements on Forms S-3 (Nos. 33-33049, 33-40851 and 33-45261) of Giant Food Inc. of our report dated March 28, 1994 appearing on page 15 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page 52 of this Form 10-K.
/s/
PRICE WATERHOUSE
Washington, D.C.
May 19, 1994