Form 10-Q
period 1994-05-21
GIANT FOOD INC
filed 1994-07-01
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Twelve Weeks ended May 21, 1994

Commission File Number 1-4434


                            Giant Food Inc.
(Exact name of Registrant as specified in its charter)


            Delaware                                  53-0073545

(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


 6300 Sheriff Road, Landover, Maryland                               20785

(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code   (301) 341-4100



                                    NONE

(Former name, former address and former fiscal year, if changed since last report.)

                   Indicate by check mark whether the registrant
              (l) has filed all reports required to be filed by
              Section 13 or 15 (d) of the Securities Exchange Act
              of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
              filing requirements for the past 90 days.  Yes X    No

              The number of shares outstanding of each of the registrant's classes of common stock as of this date is as follows:

Title of stock                                         Number of shares
class ($l par)                                            Outstanding
"A" non-voting                                            59,188,727
"AC" voting                                                  125,000
"AL" voting                                                  125,000
                                                          59,438,727

            GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - MAY 21, 1994 AND FEBRUARY 26, 1994

                           Dollar amounts in thousands


                                     ASSETS

                                                  May 21,      February 26,
                                                    1994          1994
                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                      $   105,707  $    111,845
  Short-term investments (Note 2)                    104,724       116,499
  Receivables                                         40,340        37,504
  Inventories (Note 3)                               208,030       217,576
  Prepaid expenses                                    24,034        22,114

     Total current assets                            482,835       505,538

Property, plant and equipment                      1,280,779     1,258,653
  Less accumulated depreciation                      565,529       544,862

                                                     715,250       713,791

Property under capital leases, net
  of accumulated amortization, (5/21/94,
  $56,008; 2/26/94, $54,679)                         110,005       107,580

Other assets                                          40,101        30,904

                                                 $ 1,348,191   $ 1,357,813








               See notes to consolidated financial statements.

GIANT FOOD INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS - MAY 21, 1994 AND FEBRUARY 26, 1994

                          Dollar amounts in thousands

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               May 21,     February 26,
                                                1994           1994
                                            (Unaudited)

Current liabilities:
  Current portion of long-term debt         $    35,286     $    19,145
  Accounts payable                              206,766         226,284
  Accrued liabilities                            73,983          78,476
  Dividends payable                              10,700          10,394
  Income taxes                                   13,820           7,033

    Total current liabilities                   340,555         341,332

Long-term debt, net of current portion:
  Notes and mortgages                            69,844          86,068
  Obligations under capital leases              143,881         141,062

                                                213,725         227,130


Other liabilities                                75,631          75,922

Shareholders' equity
  Common stock, $1 par, all classes              60,257          60,257
  Net unrealized loss on short-term investments  (1,421)
  Retained earnings                             679,575         670,034
                                                738,411         730,291
  Less class "A" stock held in
    treasury, at cost                            20,131          16,862
                                                718,280         713,429

                                            $ 1,348,191     $ 1,357,813





                      See notes to consolidated financial statements.

GIANT FOOD INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                TWELVE WEEKS ENDED MAY 21, 1994 AND MAY 22, 1993
                                   (Unaudited)

                          Dollar amounts in thousands
                           except for per share data


                                              Twelve Weeks
                                            1994           1993

Sales                                   $   829,697    $  813,466

Cost of goods sold                          583,850       568,892

Operating expenses                          210,504       203,084

Interest:
  Notes and mortgages                         1,941         2,368
  Lease obligations                           3,757         3,724
  Income                                     (2,024)       (1,410)

Other income                                 (1,978)
                                            796,050       776,658

Income before provision
  for income taxes                           33,647        36,808

Provision for income
  taxes                                      13,233        14,134

Income before cumulative effect
 of change in accounting                     20,414        22,674

Cumulative effect of change in accounting
 for deferred taxes (Note 5)                                3,934

Net income                              $    20,414    $   26,608

Income per share before cumulative effect
 of change in accounting                $       .34    $      .38

Cumulative effect per share of change in
 accounting for deferred taxes (Note 5)                       .07

Net income per share                    $       .34    $      .45

Dividends per share                     $       .18    $      .175

Average number of shares                  59,553,243    59,692,611




                    See notes to consolidated financial statements.

GIANT FOOD INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                TWELVE WEEKS ENDED MAY 21, 1994 AND MAY 22, 1993
                                  (Unaudited)

                           Dollar amounts in thousands


                                                       Twelve Weeks
                                                      1994          1993

Cash flows from operating activities:
  Net income                                     $     20,414   $   26,608
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                         20,668       19,914
  Amortization of property under capital leases         1,329        1,298
  Other adjustments, net                                  380          370
  Net change in cash from changes in operating
  assets and liabilities, detailed below              (11,802)      15,125

Net cash provided by operating activities              30,989       63,315

Cash flows from investing activities:
  Purchase of short-term investments                   (3,798)          (2)
  Sale of short-term investments                       13,230
  Capital expenditures                                (29,616)     (17,852)
  Other investing activities                           (2,088)         801
Net cash used in investing activities                 (22,272)     (17,053)

Cash flows from financing activities:
  Repayments of notes and mortgages                      (222)        (309)
  Repayments of obligations under capital leases         (796)        (757)
  Purchases of treasury stock                          (3,566)
  Issuance of common stock                                124           35
  Dividends paid                                      (10,395)     (10,147)
Net cash used in financing activities                 (14,855)     (11,178)

Net change in cash and cash equivalents                (6,138)      35,084
Cash and cash equivalents, beginning of year          111,845      184,969

Cash and cash equivalents, end of quarter         $   105,707   $  220,053

Increase (decrease) in cash from changes in
operating assets and liabilities:
  Accounts receivable                             $    (2,836)  $   (1,008)
  Inventory                                             9,546       20,230
  Prepaid expenses                                     (1,920)      (2,139)
  Accounts payable                                    (19,517)      (9,512)
  Accrued expenses                                     (4,493)       3,308
  Income taxes payable                                  6,787        1,456
  Deferred taxes                                                     1,613
  Other liabilities                                       631        1,177

                                                  $   (11,802)  $   15,125

                  See notes to consolidated financial statements.

GIANT FOOD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                TWELVE WEEKS ENDED MAY 21, 1994 AND MAY 22, 1993
                                  (Unaudited)
                           Dollar amounts in thousands

1.  Consolidated financial statements:

    The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.


    Such results for the twelve weeks ended May 21, 1994 and May 22, 1993 are not necessarily indicative of results to be expected for the full year.

2.  Short-term investments:

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of February 27, 1994. The impact of this change in accounting principle resulted in a $672 decrease in market value of short-term investments and a decrease in shareholders' equity of $408, representing the after-tax impact of the unrealized losses on short-term investments at the date of adoption. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore all securities are considered as available-for-sale and are classified as current assets. Short-term investments as of May 21, 1994 consisted of:

                                                 GROSS
                                               UNREALIZED
                                   COST      HOLDING LOSSES     FAIR VALUE

    U.S. Treasury securities    $ 93,053        $ 1,730          $ 91,323
    Federal agency securities     14,014            613            13,401
                                $107,067        $ 2,343          $104,724

    Maturities of short-term investments at May 21, 1994, were as follows:

                                              COST        FAIR VALUE

    Due within one year                     $ 43,044       $ 42,948
    Due after one year through five years     64,023         61,776
                                            $107,067       $104,724

    Prior to adopting SFAS No. 115, the Company valued its securities in accordance with the SFAS No. 12 "Accounting for Certain Marketable Securities" and related interpretations. Short-term investments were stated at cost which approximated fair value.




                                       - 6 - 3.  Inventories:

    The inventories valued using the LIFO method were approximately 84% of the Company's inventories as at May 21, 1994 and 84% as at February 26, 1994. Under the FIFO method, these inventories would have been higher by $77,320 and $76,420, respectively. The pre-tax LIFO charge was $900 for the twelve week period ended May 21, 1994 and $930 for the twelve week period ended May 22, 1993.

4. Net cash flows from operating activities reflects cash payments for interest and income taxes as follows:
                                                   12 weeks ended
                                               May 21,         May 22,
                                                 1994            1993

    Interest paid                               $ 7,641        $ 7,144

    Income taxes paid                             6,168         11,943

    Non - cash investing and financing activities excluded from the Consolidated Statements of Cash Flows consist of $3,754 capital lease transactions for the current fiscal year and $5,747 for fiscal 1994.

5.  Income taxes:  The Company adopted, effective February 28, 1993,
    SFAS No. 109 "Accounting for Income Taxes". Upon adoption of SFAS No. 109, the Company adjusted its deferred tax accounts to reflect the current income tax rates and also adjusted the carrying amounts of certain assets acquired in a 1992 shopping center acquisition. The net effect of the adjustments was to increase income by $3,934, increase the net deferred tax liability by $1,013 and increase the bases of certain assets by $4,947.

6. The FASB issued SFAS No. 112 "Employers' Accounting for Postemployment Benefits." This standard became effective February 27, 1994. As the Company does not provide any significant postemployment benefits to administrative employees, SFAS No. 112 did not impact the Company. Union employees are covered under union-sponsored multi-employer plans.

GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of
Operations:

         The following is Management's discussion and analysis of certain significant factors which have affected the Company's earnings and financial condition during the periods included in the accompanying Consolidated Balance Sheets and Consolidated Statements of Income.

Results of Operations:

         A summary of the principal income statement percentages are tabulated below:

                                12 Weeks Ended          12 Weeks Ended
                                 May 21, 1994            May 22, 1993
                                       %                      %


Gross Profit                         29.63                  30.07
Operating Expenses                   25.37                  24.97
Interest Expense-Notes & Mortgages     .23                    .29
Interest Expense-Lease Obligations     .45                    .46
Interest (Income)                   (  .24)                (  .17)
Other Income                        (  .24)
Income Before Income Taxes            4.06                   4.52
Provision for Income Taxes            1.60                   1.73
Income before cumulative
   effect of change in accounting
   for deferred taxes                 2.46                   2.79






         Below are the differences between the periods ended May 21, 1994 compared with May 22, 1993 in thousands of dollars and percentages:

                                                   Increase (Decrease)
                                                       Twelve Weeks
                                                      $            %

Sales                                               16,231        2.0%

Gross Profit                                         1,273        0.5%
Operating Expenses                                   7,420        3.7%
Interest Expense-Notes & Mortgages                    (427)     -18.0%
Interest Expense-Lease Obligations                      33        0.9%
Interest Income                                        614       43.5%
Other Income                                         1,978
Income Before Income Taxes                          (3,161)      -8.6%
Provision for Income Taxes                            (901)      -6.4%
Income before cumulative effect of
   change in accounting for deferred taxes          (2,260)     -10.0%

GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twelve weeks ended May 21, 1994 vs. twelve weeks ended May 22, 1993):

     Sales increased $16.2 million or 2.0%. The change in sales for stores in operation in both years was a decrease of .4%. The sales change in existing units was impacted by new stores drawing sales away from existing units. Without this phenomenon, cannibalization, the same store sale change would have been an increase of .3%

     Gross profit increased $1.3 million. Gross profit as a percent of sales was 29.63% compared to 30.07% in the prior year. The current level of 29.63% is at approximately the same level as the prior fiscal quarter. The similar gross profit reflects the static economy and the competitive environment.

     Operating expenses increased from 24.97% of sales to 25.37%. This was caused by increases in union payrolls and welfare benefits. Another factor was the expense of new units including pre-opening expenses of the first store opened in the state of Delaware.

     Interest expense - notes and mortgages decreased by $427 thousand because of repayment of mortgages. Interest income increased by $614 thousand because of higher yields.

     The Company realized other income of $1.978 million from the sale of its interest in a partnership that operates the automatic teller machines in its stores. In addition to the sale the new owner has contracted with the Company to pay certain fees on future ATM transactions.

     Pre-tax earnings before the cumulative effect of the change in accounting for deferred taxes were down $3.2 million, a decrease of 8.6%. The effective tax rate was 39.3% for the current period and 38.4% for the prior year's fiscal period.

     Net income was 2.46% of sales for the current quarter compared with 2.79% for the same period of the prior year (before the cumulative effect of the change in accounting for deferred taxes). The adoption of SFAS No. 109, "Accounting for Income Taxes" on February 28, 1993 resulted in an adjustment of the carrying value of assets acquired and the recognition of additional income of $3.9 million, equal to 7 cents per share. This adjustment increased net income to 3.27% for the prior year's comparable period.

GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

LIQUIDITY:

     Working capital decreased $22.0 million from February 26, 1994. The contributing factor for this decrease is the reclassification of $16.0 million in mortgages from long-term to current. This obligation (is due April 1995) and was assumed upon the acquisition of a shopping center.

     At May 21, 1994 working capital was 1.42 to 1, compared to 1.48 at February 26, 1994. Including LIFO reserves of $77.3 million at May 21, 1994, the working capital ratio was 1.64 to 1.

     At May 21, 1994, cash and cash equivalents was $105.7 million and short-term investments were $104.7 million compared with $228.3 million as of February 26, 1994. The Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of February 27, 1994. The impact of this change in accounting principle resulted in a $.672 million decrease in short-term investments. (See note 2)

    It is estimated that cash, cash equivalents and short-term investments, together with cash flow from operations will be adequate to complete planned capital expenditures, debt reduction and dividend requirements.
The Company has a $50 million revolving credit facility available. It has had no short-term bank borrowings for more than sixteen years.

CAPITALIZATION:

         Shareholders' equity as a percentage of capitalization was 74.3% on May 21, 1994, compared to 74.3% on February 26, 1994 and 72.8% on May 22, 1993.

                          GIANT FOOD INC. AND SUBSIDIARIES




                                OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K:

The Company did not file any reports on Form 8-K during the twelve weeks ended May 21, 1994.




                                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Giant Food Inc.

                                                   (Registrant)





Date    July 1, 1994               By  /s/ Israel Cohen

                                     Israel Cohen
                                     Chairman of the Board
                                     Chief Executive Officer



Date    July 1, 1994               By  /s/ David B Sykes

                                     David B Sykes
                                     Senior Vice President Finance,
                                     Treasurer
                                     Chief Financial Officer and
                                     Principal Accounting Officer