Form 10-Q
period 1994-08-13
GIANT FOOD INC
filed 1994-09-23
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Twenty-four Weeks ended August 13, 1994

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

              The number of shares outstanding of each of the registrant's classes of common stock as of this date is as follows:

Title of stock                                         Number of shares
class ($l par)                                            Outstanding
"A" non-voting                                            59,075,589
"AC" voting                                                  125,000
"AL" voting                                                  125,000
                                                          59,325,589

            GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - AUGUST 13, 1994 AND FEBRUARY 26, 1994

                           Dollar amounts in thousands


                                     ASSETS

                                                  August 13,   February 26,
                                                    1994          1994
                                                 (Unaudited)



Current assets:
  Cash and cash equivalents                      $   134,409  $    111,845
  Short-term investments (Note 2)                     85,173       116,499
  Receivables                                         40,790        37,504
  Inventories (Note 3)                               191,845       217,576
  Prepaid expenses                                    21,109        22,114

     Total current assets                            473,326       505,538

Property, plant and equipment                      1,274,179     1,258,653
  Less accumulated depreciation                      558,954       544,862

                                                     715,225       713,791

Property under capital leases, net
  of accumulated amortization, (8/13/94,
  $57,348; 2/26/94, $54,679)                         108,666       107,580

Other assets                                          39,837        30,904

                                                 $ 1,337,054   $ 1,357,813








               See notes to consolidated financial statements.

GIANT FOOD INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS - AUGUST 13, 1994 AND FEBRUARY 26, 1994

                          Dollar amounts in thousands

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             August 13,     February 26,
                                                1994           1994
                                            (Unaudited)

Current liabilities:
  Current portion of long-term debt         $    35,374     $    19,145
  Accounts payable                              197,714         226,284
  Accrued liabilities                            78,636          78,476
  Dividends payable                              10,645          10,394
  Income taxes                                    7,216           7,033

    Total current liabilities                   329,585         341,332

Long-term debt, net of current portion:
  Notes and mortgages                            68,555          86,068
  Obligations under capital leases              142,992         141,062

                                                211,547         227,130


Other liabilities                                76,023          75,922

Shareholders' equity
  Common stock, $1 par, all classes              60,257          60,257
  Net unrealized loss on short-term investments  (1,592)
  Retained earnings                             683,543         670,034
                                                742,208         730,291
  Less class "A" stock held in
    treasury, at cost                            22,309          16,862
                                                719,899         713,429

                                            $ 1,337,054     $ 1,357,813





                      See notes to consolidated financial statements.

GIANT FOOD INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                TWENTY-FOUR WEEKS ENDED AUGUST 13, 1994 AND AUGUST 14, 1993
                                   (Unaudited)

                          Dollar amounts in thousands
                           except for per share data


                              Twenty-four Weeks           Twelve Weeks
                             1994          1993         1994        1993

Sales                    $ 1,656,097   $ 1,609,307   $ 826,400   $ 795,841

Cost of goods sold         1,167,749     1,127,461     583,899     558,569

Operating expenses           425,522       409,584     215,018     206,500

Interest:
  Notes and mortgages          3,778         4,867       1,837       2,499
  Lease obligations            7,521         7,476       3,764       3,752
  Income                      (4,324)       (3,141)     (2,300)     (1,731)

Other income                  (1,978)
                           1,598,268     1,546,247     802,218     769,589
Income before provision
  for income taxes            57,829        63,060      24,182      26,252

Provision for income
  taxes                       22,744        25,782       9,511      11,648

Income before cumulative effect
 of change in accounting      35,085        37,278      14,671      14,604

Cumulative effect of change
 in accounting for deferred
 taxes (Note 5)                              3,934
Net income               $    35,085   $    41,212   $  14,671   $  14,604

Income per share before
 cumulative effect of
 change in accounting    $       .59   $       .62   $     .25   $     .24

Cumulative effect per share
 of change in accounting for
 deferred taxes (Note 5)                       .07

Net income per share     $       .59   $       .69   $     .25   $     .24

Dividends per share      $       .36    $      .35   $     .18   $     .175

Average number of shares   59,476,236    59,696,218  59,399,179  59,697,673
Diluted number of shares   59,619,290    60,008,076  59,500,379  60,015,646


                    See notes to consolidated financial statements.

GIANT FOOD INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                TWENTY-FOUR WEEKS ENDED AUGUST 13, 1994 AND AUGUST 14, 1993
                                  (Unaudited)

                           Dollar amounts in thousands


                                                       Twenty-four Weeks
                                                      1994          1993

Cash flows from operating activities:
  Net income                                     $     35,085   $   41,212
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                         41,792       40,247
  Amortization of property under capital leases         2,668        2,613
  Other adjustments, net                                  760          742
  Net change in cash from changes in operating
  assets and liabilities, detailed below               (3,644)      28,725

Net cash provided by operating activities              76,661      113,539

Cash flows from investing activities:
  Purchase of short-term investments                  (10,298)         (76)
  Sale of short-term investments                       39,000
  Capital expenditures                                (50,972)     (36,972)
  Other investing activities                           (1,947)         441
Net cash used in investing activities                 (24,217)     (36,607)

Cash flows from financing activities:
  Repayments of notes and mortgages                    (1,505)      (2,504)
  Repayments of obligations under capital leases       (1,603)      (1,532)
  Purchases of treasury stock                          (5,779)
  Issuance of common stock                                135          107
  Dividends paid                                      (21,128)     (20,594)
Net cash used in financing activities                 (29,880)     (24,523)

Net change in cash and cash equivalents                22,564       52,409
Cash and cash equivalents, beginning of year          111,845      184,969

Cash and cash equivalents, end of quarter         $   134,409   $  237,378

Increase (decrease) in cash from changes in
operating assets and liabilities:
  Accounts receivable                             $    (3,286)  $      223
  Inventory                                            25,731       35,708
  Prepaid expenses                                      1,005          (58)
  Accounts payable                                    (28,570)     (14,646)
  Accrued expenses                                        160        8,169
  Income taxes payable                                    183       (4,164)
  Deferred taxes                                                     3,004
  Other liabilities                                     1,133          489

                                                  $    (3,644)  $   28,725

                  See notes to consolidated financial statements.

GIANT FOOD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                TWENTY-FOUR WEEKS ENDED AUGUST 13, 1994 AND AUGUST 14, 1993
                                  (Unaudited)
                           Dollar amounts in thousands

1.  Consolidated financial statements:

    The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.


    Such results for the twenty-four weeks ended August 13, 1994 and August 14, 1993 are not necessarily indicative of results to be expected for the full year.

2.  Short-term investments:

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of February 27, 1994. The impact of this change in accounting principle resulted in a $672 decrease in market value of short-term investments and a decrease in shareholders' equity of $408, representing the after-tax impact of the unrealized losses on short-term investments at the date of adoption. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore all securities are considered as available-for-sale and are classified as current assets. Short-term investments as of August 13, 1994 consisted of:

                                                 GROSS
                                               UNREALIZED
                                   COST      HOLDING LOSSES     FAIR VALUE

    U.S. Treasury securities    $ 64,374        $ 1,769          $ 62,605
    Federal agency securities     23,423            855            22,568
                                $ 87,797        $ 2,624          $ 85,173

    Maturities of short-term investments at August 13, 1994, were as follows:

                                              COST        FAIR VALUE

    Due within one year                     $ 22,797       $ 22,748
    Due after one year through five years     65,000         62,425
                                            $ 87,797       $ 85,173

    Prior to adopting SFAS No. 115, the Company valued its securities in accordance with the SFAS No. 12 "Accounting for Certain Marketable Securities" and related interpretations. Short-term investments were stated at cost which approximated fair value.


                                       - 6 - 3.  Inventories:

    The inventories valued using the LIFO method were approximately 84% of the Company's inventories as at August 13, 1994 and 84% as at February 26, 1994. Under the FIFO method, these inventories would have been higher by $78,220 and $76,420, respectively. The pre-tax LIFO charge was $1,092 for the twenty-four week period ended August 13, 1994 and $1,128 for the twenty-four week period ended August 14, 1993.

4. Net cash flows from operating activities reflects cash payments for interest and income taxes as follows:
                                                   24 weeks ended
                                              August 13,      August 14,
                                                 1994            1993

    Interest paid                               $12,285        $13,342

    Income taxes paid                            16,399         26,614

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

Results of Operations:

         A summary of the principal income statement percentages are tabulated below:

                               24 Weeks Ended          12 Weeks Ended
                            August 13, August 14,   August 13, August 14,
                               1994       1993         1994       1993
                                 %          %            %          %

Gross Profit                   29.49      29.94        29.34      29.81

Operating Expenses             25.70      25.45        26.02      25.95
Interest Expense:
   Notes & Mortgages             .23        .30          .22        .31
   Obligations                   .45        .47          .45        .47
Interest (Income)             (  .26)    (  .20)      (  .28)    (  .22)
Other Income                  (  .12)
Income Before Income Taxes      3.49       3.92         2.93       3.30
Provision for Income Taxes      1.37       1.60         1.15       1.46
Income before cumulative
   effect of change in accounting
   for deferred taxes           2.12       2.32         1.78       1.84



         Below are the differences between the periods ended August 13, 1994 compared with August 14, 1993 in thousands of dollars and percentages:

                           Increase (Decrease)    Increase (Decrease)
                            Twenty-four Weeks         Twelve Weeks
                               $          %           $          %

Sales                       46,790       2.9%      30,559       3.8%

Gross Profit                 6,502       1.3%       5,229       2.2%
Operating Expenses          15,938       3.9%       8,518       4.1%
Interest Expense:
   Notes & Mortgages        (1,089)    -22.4%        (662)    -26.5%
   Lease Obligations            45       0.6%          12       0.3%
Interest Income             (1,183)     37.7%        (569)     32.9%
Other Income                 1,978
Income Before Income Taxes  (5,231)     -8.3%      (2,070)     -7.9%
Provision for Income Taxes  (3,038)    -11.8%      (2,137)    -18.3%
Income before cumulative
   effect of change in
   accounting for deferred
   taxes                    (2,193)      -5.9%         67       0.5%

GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twenty-four weeks ended August 13, 1994 vs. twenty-four weeks ended August 14, 1993):

     Sales increased $46.8 million or 2.9%. The increase in sales for stores in operation in both years was .5%. This sales change was impacted by new units drawing sales away from existing units. Without this phenomenon, cannibalization, same store sales would have increased 1.3%

     Gross profit increased $6.5 million. Gross profit as a percent of sales was 29.49% compared to 29.94% for the prior year. The gross profit reflects the static economy and the competitive environment.

     Operating expenses increased from 25.45% of sales to 25.69%, caused by increases in contracted union benefits and payrolls. Another factor was the expense of the new units, including the first store in the Delaware.

     Interest expense - notes and mortgages decreased by $1.1 million because of repayment of mortgages. Interest income increased by $1.2 million because of higher yields.

     The Company realized other income of $2. million from the sale of its interest in a partnership that operated automatic teller machines in its stores. The new owner has contracted with the Company to pay fees on future ATM transactions.

     Income before provision for income taxes and the cumulative effect of the change in accounting for deferred taxes were down $5.2 million, a decrease of 8.3%. The effective tax rate was 39.3% for the current period and 40.9% for the prior year's fiscal period.

     Net income was 2.12% of sales for the current period compared with 2.32% for the same period of the prior year (before the cumulative effect of the change in accounting for deferred taxes). The adoption of SFAS No. 109, "Accounting for Income Taxes" on February 28, 1993 resulted in an adjustment of the carrying value of assets acquired and the recognition of additional income of $3.9 million, equal to 7 cents per share. This adjustment increased net income to 2.56%, as percent of sales, for the prior year's comparable period.

GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twelve weeks ended August 13, 1994 vs. twelve weeks ended August 14, 1993):

     Sales increased $30.6 million or 3.8%. The increase in sales for stores in operation in both years was 1.4%. This sales change was impacted by new units drawing sales away from existing units. Without this phenomenon, cannibalization, same store sales would have increased 2.3%

     Gross profit increased $5.2 million. Gross profit as a percent of sales was 29.34% compared to 29.81% for the prior year. The current level of 29.34% is below the prior quarter of the current year, which was 29.63%, reflecting the competitive environment, and the entry into a new territory, Delaware.

     Operating expenses increased from 25.95% of sales to 26.02%. This was caused principally by increases in union benefits. Another factor was the occupancy costs of new units.

     Interest expense - notes and mortgages decreased by $662 thousand because of repayment of mortgages. Interest income increased by $569 thousand because of higher yields.

      Pre-tax earnings were down $2.1 million, a decrease of 7.9%. The effective tax rate was 39.3% for the current period and 44.4% for the prior year's fiscal period. The prior year's provision for income taxes included the effect of the retroactive change in Federal income tax rates.

     Net income was 1.78% of sales for the current quarter compared with 1.84% for the same period of the prior year.

GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

LIQUIDITY:

     Working capital decreased $20.5 million from February 26, 1994. The contributing factor for this decrease is the reclassification of $16.0 million in mortgages from long-term to current. This obligation, due April 1995, was assumed with the purchase of a shopping center in 1991.

     At August 13, 1994 the working capital ratios was 1.44 to 1, compared to 1.48 at February 26, 1994. Including LIFO reserves of $78.2 million at August 13, 1994, the working capital ratio was 1.67 to 1.

     At August 13, 1994, cash and cash equivalents was $134.4 million and short-term investments were $85.2 million compared with $111.8 million and $116.5 million respectively as of February 26, 1994. Effective February 27, 1994 the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The impact of this change in accounting principle resulted in a $.672 million decrease in short-term investments. (See note 2)

    It is estimated that cash, cash equivalents and short-term investments, together with cash flow from operations will be adequate to complete planned capital expenditures, debt reduction and dividend requirements.
The Company has a $50 million revolving credit facility available. It has had no short-term bank borrowings for more than sixteen years.

CAPITALIZATION:

         Shareholders' equity as a percentage of capitalization was 74.5% on August 13, 1994, compared to 74.3% on February 26, 1994 and 74.3% on August 14, 1993.

                          GIANT FOOD INC. AND SUBSIDIARIES




                                OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K:

The Company did not file any reports on Form 8-K during the twelve weeks ended August 13, 1994.




                                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Giant Food Inc.

                                                   (Registrant)





Date  September 23, 1994           By /s/ Israel Cohen

                                     Israel Cohen
                                     Chairman of the Board
                                     Chief Executive Officer



Date  September 23, 1994           By /s/ David B Sykes

                                     David B Sykes
                                     Senior Vice President Finance,
                                     Treasurer
                                     Chief Financial Officer and
                                     Principal Accounting Officer