Form 10-Q
period 1994-11-05
GIANT FOOD INC
filed 1994-12-16
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Thirty-six Weeks ended November 5, 1994

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

              The number of shares outstanding of each of the registrant's classes of common stock as of this date is as follows:

Title of stock                                         Number of shares
class ($l par)                                            Outstanding
"A" non-voting                                            59,025,464
"AC" voting                                                  125,000
"AL" voting                                                  125,000
                                                          59,275,464

            GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - NOVEMBER 5, 1994 AND FEBRUARY 26, 1994

                           Dollar amounts in thousands


                                     ASSETS

                                                 November 5,   February 26,
                                                    1994          1994
                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                      $   111,876  $    111,845
  Short-term investments (Note 2)                     90,568       116,499
  Receivables                                         41,804        37,504
  Inventories (Note 3)                               231,296       217,576
  Prepaid expenses                                    21,581        22,114

     Total current assets                            497,125       505,538

Property, plant and equipment                      1,303,878     1,258,653
  Less accumulated depreciation                      580,609       544,862

                                                     723,269       713,791

Property under capital leases, net
  of accumulated amortization, (11/05/94,
  $58,687; 2/26/94, $54,679)                         107,326       107,580

Other assets                                          33,996        30,904

                                                 $ 1,361,716   $ 1,357,813








               See notes to consolidated financial statements.

                         GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - NOVEMBER 5, 1994 AND FEBRUARY 26, 1994

                          Dollar amounts in thousands

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                            November 5,     February 26,
                                                1994           1994
                                            (Unaudited)

Current liabilities:
  Current portion of long-term debt         $    27,601     $    19,145
  Accounts payable                              236,420         226,284
  Accrued liabilities                            75,590          78,476
  Dividends payable                              10,633          10,394
  Income taxes                                    7,728           7,033

    Total current liabilities                   357,972         341,332

Long-term debt, net of current portion:
  Notes and mortgages                            58,422          86,068
  Obligations under capital leases              142,099         141,062

                                                200,521         227,130


Other liabilities                                77,082          75,922

Shareholders' equity
  Common stock, $1 par, all classes              60,257          60,257
  Net unrealized loss on short-term investments  (1,926)
  Retained earnings                             691,343         670,034
                                                749,674         730,291
  Less class "A" stock held in
    treasury, at cost                            23,533          16,862
                                                726,141         713,429

                                            $ 1,361,716     $ 1,357,813





                      See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

   THIRTY-SIX AND TWELVE WEEKS ENDED NOVEMBER 5, 1994 AND NOVEMBER 6, 1993
                                   (Unaudited)

                          Dollar amounts in thousands
                           except for per share data


                              Thirty-six Weeks           Twelve Weeks
                             1994          1993         1994        1993

Sales                    $ 2,490,877   $ 2,408,363   $ 834,780   $ 799,056

Cost of goods sold         1,752,322     1,687,875     584,573     560,414

Operating expenses           641,723       614,860     216,201     205,276

Interest:
  Notes and mortgages          5,986         7,214       2,208       2,347
  Lease obligations           11,260        11,210       3,739       3,734
  Income                      (6,859)       (5,066)     (2,535)     (1,925)

Other income                  (1,978)
                           2,402,454     2,316,093     804,186     769,846
Income before provision
  for income taxes            88,423        92,270      30,594      29,210

Provision for income
  taxes                       34,777        37,270      12,033      11,488

Income before cumulative effect
 of change in accounting      53,646        55,000      18,561      17,722

Cumulative effect of change
 in accounting for deferred
 taxes (Note 5)                              3,934
Net income               $    53,646   $    58,934   $  18,561   $  17,722

Income per share before
 cumulative effect of
 change in accounting    $       .90   $       .92   $     .31   $     .30

Cumulative effect per share
 of change in accounting for
 deferred taxes (Note 5)                       .07

Net income per share     $       .90   $       .99   $     .31   $     .30

Dividends per share      $       .54    $      .525  $     .18   $     .175

Average number of shares   59,422,994    59,689,523  59,317,176  59,678,285
Diluted number of shares   59,577,491    59,969,921  59,494,558  59,895,762


                    See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               THIRTY-SIX WEEKS ENDED NOVEMBER 5, 1994 AND NOVEMBER 6, 1993
                                  (Unaudited)

                           Dollar amounts in thousands

                                                      Thirty-six Weeks
                                                      1994          1993

Cash flows from operating activities:
  Net income                                     $     53,646   $   58,934
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                         63,463       61,169
  Amortization of property under capital leases         4,008        3,927
  Other adjustments, net                                 (357)       1,109
  Net change in cash from changes in operating
  assets and liabilities, detailed below               (7,133)      24,607

Net cash provided by operating activities             113,627      149,746

Cash flows from investing activities:
  Purchase of short-term investments                  (21,298)         (79)
  Sale of short-term investments                       39,054
  Maturity of short-term investments                    5,000
  Capital expenditures                                (75,050)     (64,182)
  Other investing activities                             (626)        (288)
Net cash used in investing activities                 (52,920)     (64,549)

Cash flows from financing activities:
  Repayments of notes and mortgages                   (19,497)      (7,674)
  Repayments of obligations under capital leases       (2,410)      (2,307)
  Purchases of treasury stock                          (7,237)      (1,385)
  Issuance of common stock                                282          203
  Dividends paid                                      (31,814)     (31,041)
Net cash used in financing activities                 (60,676)     (42,204)

Net change in cash and cash equivalents                    31       42,993
Cash and cash equivalents, beginning of year          111,845      184,969

Cash and cash equivalents, end of quarter         $   111,876   $  227,962

Increase (decrease) in cash from changes in
operating assets and liabilities:
  Accounts receivable                             $    (4,300)  $   (2,897)
  Inventory                                           (13,720)      12,536
  Prepaid expenses                                        533       (1,734)
  Accounts payable                                     10,136        8,260
  Accrued expenses                                     (2,886)      13,164
  Income taxes payable                                    695       (8,932)
  Deferred taxes                                                     3,604
  Other liabilities                                     2,409          606

                                                  $    (7,133)  $   24,607

                  See notes to consolidated financial statements.

                       GIANT FOOD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               THIRTY-SIX WEEKS ENDED NOVEMBER 5, 1994 AND NOVEMBER 6, 1993
                                  (Unaudited)
                           Dollar amounts in thousands

1.  Consolidated financial statements:

    The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

    Such results for the thirty-six weeks ended November 5, 1994 and November 6, 1993 are not necessarily indicative of results to be expected for the full year.

2.  Short-term investments:

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of February 27, 1994. The impact of this change in accounting principle resulted in a $672 decrease in market value of short-term investments and a decrease in shareholders' equity of $408, representing the after-tax impact of the unrealized losses on short-term investments at the date of adoption. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore all securities are considered as available-for-sale and are classified as current assets. Short-term investments as of November 5, 1994 consisted of:

                                                 GROSS
                                               UNREALIZED
                                   COST      HOLDING LOSSES     FAIR VALUE

    U.S. Treasury securities    $ 70,043        $ 2,112          $ 67,931
    Federal agency securities     23,700          1,063            22,637
                                $ 93,743        $ 3,175          $ 90,568

    Maturities of short-term investments at November 5, 1994, were as follows:

                                              COST        FAIR VALUE

    Due within one year                     $ 22,114       $ 23,157
    Due after one year through five years     70,629         67,411
                                            $ 93,743       $ 90,568

    Prior to adopting SFAS No. 115, the Company valued its securities in accordance with the SFAS No. 12 "Accounting for Certain Marketable Securities" and related interpretations. Short-term investments were stated at cost which approximated fair value.

3.  Inventories:

    The inventories valued using the LIFO method were approximately 84% of the Company's inventories as at November 5, 1994 and 84% as at February 26, 1994. Under the FIFO method, these inventories would have been higher by $79,120 and $76,420, respectively. The pre-tax LIFO charge was $2,700 for the thirty-six week period ended November 5, 1994 and $2,790 for the thirty-six week period ended November 6, 1993.

4. Net cash flows from operating activities reflects cash payments for interest and income taxes as follows:
                                                   36 weeks ended
                                              November 5,      November 6,
                                                 1994            1993

    Interest paid                               $18,874        $20,797

    Income taxes paid                            34,020         33,004

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

Results of Operations:

         A summary of the principal income statement percentages are tabulated below:

                            36 Weeks Ended           12 Weeks Ended
                        November 5, November 6,  November 5, November 6,
                            1994       1993         1994       1993
                             %          %            %          %

Gross Profit                29.65      29.92        29.97      29.87

Operating Expenses          25.76      25.53        25.90      25.69
Interest Expense:
   Notes & Mortgages          .24        .30          .26        .29
   Obligations                .45        .47          .45        .47
Interest Income            (  .28)    (  .21)      (  .30)    (  .24)
Other Income               (  .08)
Income Before Income Taxes   3.55       3.83         3.66       3.66
Provision for Income Taxes   1.40       1.55         1.44       1.44
Income before cumulative
   effect of change in accounting
   for deferred taxes        2.15       2.28         2.22       2.22


         Below are the differences between the periods ended November 5, 1994 compared with November 6, 1993 in thousands of dollars and percentages:

                           Increase (Decrease)    Increase (Decrease)
                            Thirty-six Weeks         Twelve Weeks
                               $          %           $          %

Sales                       82,514       3.4%      35,724       4.5%

Gross Profit                18,066       2.5%      11,564       4.8%
Operating Expenses          26,863       4.4%      10,925       5.3%
Interest Expense:
   Notes & Mortgages        (1,228)    -17.0%        (139)     -5.9%
   Lease Obligations            50       0.4%           5       0.1%
Interest Income             (1,793)     35.4%        (610)     31.7%
Other Income                (1,978)
Income Before Income Taxes  (3,848)     -4.2%       1,383       4.7%
Provision for Income Taxes  (2,494)     -6.7%         544       4.7%
Income before cumulative
   effect of change in
   accounting for deferred
   taxes                    (1,354)     -2.5%         839       4.7%

                          GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Thirty-six weeks ended November 5, 1994 vs. thirty-six weeks ended November 6, 1993):

     Sales increased $82.5 million or 3.4%. The increase in sales for stores in operation in both years was .6%. This sales change was impacted by new units drawing sales away from existing units. Without cannibalization same store sales would have increased 1.5%

     Gross profit increased $18.1 million. Gross profit as a percent of sales was 29.65% compared to 29.92% for the prior year. The gross profit reflects the static economy and the competitive environment.

     Operating expenses increased from 25.53% of sales to 25.76%, caused by increases in contracted union benefits and payrolls and the expense of the new units, including the first store in the Delaware.

     Interest expense - notes and mortgages decreased by $1.2 million because of repayment of certain mortgages. Interest income increased by $1.8 million because of higher yields.

     The Company realized other income of $2.0 million from the sale of its interest in a partnership that operated automatic teller machines in its stores. The new owner has contracted with the Company to pay fees on future ATM transactions.

     As a result of above comments income before provision for income taxes and the cumulative effect of the change in accounting for deferred taxes was down $3.8 million, a decrease of 4.2%. The effective tax rate was 39.3% for the current period and 40.4% for the prior year's fiscal period.

     Net income was 2.15% of sales for the current period compared with 2.28% for the same period of the prior year (before the cumulative effect of the change in accounting for deferred taxes). The adoption of SFAS No. 109, "Accounting for Income Taxes" on February 28, 1993 resulted in an adjustment of the carrying value of assets acquired and the recognition of additional income of $3.9 million, equal to 7 cents per share. This adjustment increased net income to 2.45%, as percent of sales, for the prior year's comparable period.

                           GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twelve weeks ended November 5, 1994 vs. twelve weeks ended November 6, 1993):

     Sales increased $35.7 million or 3.8%. The increase in sales for stores in operation in both years was .9%. This sales change was impacted by new units drawing sales away from existing units. Without cannibalization, same store sales would have increased 1.5%

     Gross profit increased $11.6 million. Gross profit as a percent of sales was 29.97% compared to 29.87% for the prior year. This was caused by the same factors cited in the thirty-six week analysis.

     Operating expenses increased from 25.69% of sales to 25.90%. This was caused principally by increases in union benefits. Another factor was the occupancy costs of new units.

     Interest expense - notes and mortgages decreased by $139 thousand because of repayment of certain mortgages and notes. Interest income increased by $610 thousand because of higher yields.

      Pre-tax earnings were up $1.4 million, an increase of 4.7%. The effective tax rate was 39.3% for both periods.

     Net income was 2.22% of sales for both the current quarter and for the same quarter of the prior year.

                           GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

LIQUIDITY:

     Working capital decreased $25.1 million from February 26, 1994. The contributing factor for this decrease is the reclassification of $16.0 million in mortgages from long-term to current. This obligation, due April 1995, was assumed with the purchase of a shopping center in 1991.

     At November 5, 1994 the working capital ratio was 1.39 to 1, compared to 1.48 at February 26, 1994. Including LIFO reserves of $79.1 million at November 5, 1994, the working capital ratio was 1.61 to 1.

     At November 5, 1994, cash and cash equivalents was $111.9 million and short-term investments were $90.6 million compared with $111.8 million and $116.5 million respectively as of February 26, 1994. Effective February 27, 1994 the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The impact of this change in accounting principle resulted in a $.672 million decrease in short-term investments. (See note 2)

    It is estimated that cash, cash equivalents and short-term investments, together with cash flow from operations will be adequate to complete planned capital expenditures, debt reduction and dividend requirements.
The Company has a $50 million revolving credit facility available. It has had no short-term bank borrowings for more than sixteen years.

CAPITALIZATION:

         Shareholders' equity as a percentage of capitalization was 76.1% on November 5, 1994, compared to 74.3% on February 26, 1994 and 72.9% on November 6, 1993.

                          GIANT FOOD INC. AND SUBSIDIARIES




                                OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K:

     The Company filed Form 8-K on October 13, 1994. In a private transaction, J. Sainsbury, PLC (Sainsbury) purchased from the Lehrman Trust, 125,000 AL voting shares representing 50% of the Company's total outstanding voting stock, and in the same transaction, Sainsbury purchased 9,779,931 Class A non voting shares from the Lehrman families, for a total cash consideration of $336,767,654. The class A purchase represents about 16% of the Company's total non-voting shares. This transaction was completed on November 14, 1994.

     The Lehrman-Sainsbury transaction did not affect the 125,000 shares of class AC voting stock owned by Israel Cohen, Chairman of the Board and CEO of Giant, who retains the right to elect four directors of the seven person board.



                                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Giant Food Inc.

                                                   (Registrant)





Date  December 16, 1994            By /s/ Israel Cohen

                                     Israel Cohen
                                     Chairman of the Board
                                     Chief Executive Officer



Date  December 16, 1994            By /s/ David B Sykes

                                     David B Sykes
                                     Senior Vice President Finance,
                                     Treasurer
                                     Chief Financial Officer and
                                     Principal Accounting Officer