Form 10-K
GIANT FOOD INC
filed 1995-05-24
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            Form 10-K

                          ANNUAL REPORT

             Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

     For the Fiscal Year Ended             Commission File Number
     February 25, 1995                     1-4434

                         GIANT FOOD INC.
        (Exact Name of Registrant as specified in its Charter)


     Delaware                              53-0073545
     (State of Incorporation)    (IRS Employer Identification No.)

                        6300 Sheriff Road
                    Landover, Maryland  20785
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


                   X Yes                       No

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, on definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                                        X


              As of May 1, 1995, 250,000 Voting Common Shares were outstanding, all of which are held by affiliates. Non-Voting Common Shares outstanding were 59,012,266 and the aggregate market value of the Non-Voting Common Shares (based upon the closing price of these shares on the American Stock Exchange) of Giant Food Inc. held by non-affiliates was approximately $1.6 billion.

              The number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 1, 1995 is as follows:

Class A Non-Voting Common Stock     ($1.00 par value)    59,012,266
Class AL Voting Common Stock        ($1.00 par value)       125,000
Class AC Voting Common Stock        ($1.00 par value)       125,000






               DOCUMENTS INCORPORATED BY REFERENCE


   *        *        *         *          *         *         *


Index to Exhibits                           Page 60

                              PART I

ITEM 1.       BUSINESS

              (a)     General Development of Business

              Giant Food Inc. (sometimes herein called "Giant" or the "Company") was incorporated in Delaware in 1935. The Company, together with its subsidiaries (Giant of Maryland, Inc.; Giant of Salisbury, Inc.; Cole Engineering, Inc.; Warex-Jessup, Inc.; Landover Wholesale Tobacco Corp.; Giant Construction Company, Inc.; LECO, Inc.; Bursil, Inc.; GFS Realty, Inc.; GF McLean Shopping Center, Inc.; Giant Automatic Money Systems, Inc.; Super G, Inc.; Montrose Crossing, Inc.; Friendship Macomb SC, Inc.; Bayside Traffic Services of Maryland, Inc. Giant of Talbot Co., Inc. and Shaw Community Supermarket, Inc. [85% owned]), operates a chain of 161 supermarkets selling, at retail, food, pharmacy and general merchandise in Washington, D.C., Maryland, Virginia and Delaware. Of the Company's 161 supermarkets, 109 are in the Washington, D.C. Metropolitan Area, including surrounding counties of Maryland and Virginia, 42 are in or near Baltimore, Maryland, and others are in Fredericksburg, Charlottesville and Warrenton, Virginia and Easton, Salisbury, Frederick, Prince Frederick, Westminster, Maryland and Delaware. The Company also operates three freestanding drug stores.

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

              (c)     Narrative Description of Business

              The majority of the Company's stores are located in shopping centers, with the average food and food/pharmacy combination unit generating an annual sales volume of approximately $23,800,000. In certain of its retail stores the Company has pharmacy units and flower departments. The Company also operates freestanding drug stores in Bethesda, Maryland, Salisbury, Maryland and Arlington, Virginia. During the next fiscal year, the Company has planned or will have begun construction of 10 supermarkets. Additionally, 4 supermarkets will be extensively remodeled during the upcoming fiscal year.

              Giant supermarkets are all self-service and offer a full line of nationally advertised groceries, meat, produce, dairy products, seafood, tobacco, flowers, prepared foods and household and non-food items. In addition, Giant sells groceries, frozen foods, bakery products and dairy products under its own private labels. Unbranded items such as meats and produce are also sold in Giant's supermarkets. For the fiscal years ended in February 1995, 1994 and 1993, respectively, the Company's sales were divided, as follows: meat, delicatessen, dairy and seafood, 22%, 23% and 24%; grocery and non-food, 69%, 68% and 67%; fresh produce, 9%, 9% and 9%.

              Giant operates a full line service delicatessen in 154 stores. Most of the bakery items such as bread, rolls, cakes, pies and pastries, marketed under the names of "Heidi," "Super G" and "Giant," are made in a 250,000 square-foot Company bakery located in Silver Spring, Maryland. The Company operates three distribution centers of approximately 1.2 million combined square feet in Landover, Maryland, one mile from the District of Columbia line. The main center also houses the Company's executive offices, dairy processing plant, flower warehouse and ice cube production plant. The Company owns an executive office building of about 180,000 square feet together with a 750 car parking garage. Giant also owns a 760,000 square-foot dry grocery warehouse located in Jessup, Maryland (including a 20,408 square-foot soft drink bottling plant within that warehouse). Giant also leases a 138,000 square foot frozen food distribution center and a 60,000 square foot ice cream manufacturing facility at the Jessup location.

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

              Additionally, the Company warehouses and distributes to its own stores flowers and gifts, snacks and magazines and pharmaceuticals. The Company also has an in-house advertising agency, a trucking brokerage operation, vending-machine business, an import-export division and also owns sixteen shopping centers and three freestanding stores. Revenue from the Company's construction division from outside construction is de minimis. Transfer sales from the above activities and from its manufacturing and processing operations in support of its retail operations were about $429 million. Pre-tax profits on these transfer sales were approximately $51 million, representing about 33% of total income before income taxes.

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

              (vi) The Company generates sufficient cash from operations to meet its working capital requirements. The Company does not anticipate any changes in its working capital requirements during the next fiscal year.

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

              (xii) Giant's compliance with federal, state and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had and is not expected to have any material effect upon its capital expenditures, its earnings or its competitive position.
              (xiii) At the end of fiscal 1995, Giant had approximately 25,000 full-time and part-time employees.



              (d)     Financial Information About Foreign and
                      Domestic Operations and Export Sales

              The amount of foreign sales and export sales done by Giant is de minimis and is therefore not reported.


ITEM 2.       PROPERTIES

              The Company operates 161 supermarkets (including 116 combination food/pharmacy stores), 109 in the Washington, D.C. Metropolitan Area, 42 in or near Baltimore, Maryland, and others in Fredericksburg, Charlottesville and Warrenton, Virginia, and Frederick, Westminster, Prince Frederick, Easton and Salisbury, Maryland and Bear, Delaware.

              Eleven of the Company's stores are fifteen to twenty thousand square feet; thirty-nine are between twenty and thirty thousand square feet; seventeen are thirty to forty thousand square feet; fifty-six stores are between forty to fifty thousand square feet; thirty-nine stores are between fifty and sixty thousand square feet, and nine are over sixty thousand square feet.

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

              The Company, through its wholly-owned subsidiary, GFS Realty, Inc., also owns or is the controlling general partner of sixteen shopping centers and three freestanding stores. The shopping centers are located at:

              8320 Old Keene Mill Road, Springfield, Virginia
              6223 Baltimore National Pike, Baltimore, Maryland
              7137 Columbia Pike, Annandale, Virginia
              1228 Elden Street, Herndon, Virginia
              46 Bureau Drive, Gaithersburg, Maryland
              7546 Annapolis Road, Lanham, Maryland
              12445 Hedges Run Road, Lakeridge, Virginia
              3501 Plank Road, Fredericksburg, Virginia
              15791 Columbia Pike, Burtonsville, Maryland
              20044 Goshen Road, Gaithersburg, Maryland
              7501 Huntsman Blvd., Springfield, Virginia
              1454 Chain Bridge Road, McLean, Virginia
              12051 Rockville Pike, Rockville, Maryland
              Newark and Macomb Streets, N.W., Washington, D.C.
              5700 South-East Crain Highway, Upper Marlboro, Maryland 20961 Southbank Street, Sterling, Virginia

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

              The table below sets forth certain information with respect to changes in the number of the Company's supermarkets
(including combination food/pharmacy stores) during the past five years:

                     Number at                          Number at
Fiscal Year        Beginning of Year  Opened  Closed   End of Year

February 23, 1991         149            4      1         152
February 29, 1992         152            3      1         154
February 27, 1993         154            3      2         155
February 26, 1994         155            4      2         157
February 27, 1995         157            4      0         161

              With the exception of the bakery, the sixteen shopping centers and three freestanding stores noted above, the distribution centers at Landover and the dry grocery warehouse at Jessup, all the properties occupied by the Company are held under leases which provide for various minimum rentals and, in some cases, additional rentals based on percentages of sales.

              At February 25, 1995, the Company had entered into leases covering stores, warehouses and equipment on which the minimum annual rentals for the succeeding years are as follows:

              Minimum Annual Rentals (In Thousands)

Year           Capital Leases             Operating Leases

1996              $ 19,876                    $ 21,613
1997                19,801                      20,536
1998                19,801                      19,704
1999                19,789                      18,880
2000                19,614                      18,933
Later Years        280,002                     267,988


ITEM 3.       LEGAL PROCEEDINGS

              To the best knowledge of the Company and counsel, there is no litigation pending or threatened which would materially affect the Company's business or operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.
                             PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON STOCK AND RELATED STOCK HOLDER MATTERS

              (a)     Market Information

              Principal markets on which Giant's Class A Common Stock is traded: American, Philadelphia and Pacific Stock Exchanges.

              The table below presents the high and low market prices for Giant's Class A Common shares.

                    Common Stock Price Range

Fiscal 1995                              Fiscal 1994

Quarter Ended     High     Low     Quarter Ended     High     Low

May  21          $26.00   $20.63   May  22          $27.50   $21.00
Aug. 13           21.50    19.88   Aug. 14           27.38    24.25
Nov.  5           22.75    20.63   Nov.  6           25.63    22.00
Feb. 25           24.50    21.88   Feb. 26           26.13    22.38

              The last sale price of Giant's Class A Common (Non-Voting) shares on the American Stock Exchange on May 1, 1995 (the latest most practicable date) was $26.75.
              (b)     Holders

              The approximate number of holders of record for Giant's Class A Non-Voting Stock as of May 1, 1995: 40,000 (includes street name shareholders).

              The number of holders of record for Giant's Class AL Voting Stock as of May 1, 1995: 1.

              The number of holders of record for Giant's Class AC Voting Stock as of May 1, 1995: 1.

              (c)     Dividends

              The table below presents dividend information for Giant's Common shares.

              Dividends Declared Per Share of Common Stock
              Fiscal 1995                  Fiscal 1994
              April  $.18                  April   $.175
              July    .18                  July     .175
              October .18                  October  .175
              January .18                  January  .175
                     $.72                          $.70

              The Promissory Note Purchase Agreement with The Prudential Insurance Company of America (see Note 4 to the Consolidated Financial Statements, page 27) includes certain restrictive covenants which, among other things, prohibit the Company from paying dividends after February 22, 1986, aggregating more than 50 percent of its cumulative "consolidated net earnings" (as defined in the Agreement), less the aggregate of dividends paid and less the net amount expended to repurchase or redeem any of its capital stock after February 22, 1986. At February 25, 1995, the specified levels were $80,100,000 in excess of such aggregate amounts of dividends and distributions. The Company anticipates the continuation of its current policies of paying dividends.
ITEM 6.       SELECTED FINANCIAL DATA

                               Year Ended (1), (2)

                1995        1994        1993       1992   (3)     1991

Sales        $3,695,627  $3,567,468  $3,472,581  $3,489,762   $3,349,546

Net Income       94,161      95,231(*)   81,506      87,180      118,891

Earnings per
 share             $1.59       1.60(*)     1.37        1.47         2.01

Total assets   1,416,710  1,357,813   1,296,600   1,251,339    1,174,978

Long-term debt,
net of current
portion:
  Notes and
  mortgages       57,805      86,068    105,525     113,410       98,417

  Obligations
  under capital
  leases         140,946     141,062    142,831     142,892      147,012

Total
 long-term debt  198,751     227,130    248,356     256,302      245,429

Cash dividends
 declared per
 Common share        .72        0.70       0.68        0.66         0.60

(1)  Year ends last Saturday in February.
(2)  Thousands of dollars except per share figures.
(3)  53 Week Year.
(*) Reflects impact of change in accounting for income taxes. Change equaled $3.9 million of income, equal to 7 cents per share.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

                         SALES  AND  EARNINGS

OVERVIEW

Sales for the 1995 fiscal year were $3.70 billion compared to sales of $3.57 billion in the prior year. Sales for the 1993 fiscal year were $3.47 billion. Sales for the current year increased 3.6%, of which same store sales increased .9%. For 1994 and 1993 fiscal years, same store sales increased 1.4% and .05%, respectively. The opening of a new unit may adversely impact our own stores. Excluding this effect, same store sales for the 1995 fiscal year would have increased 1.5%.

The Company opened four food-drug combination stores during the 1995 fiscal year, including it's first store in Delaware. The four stores added 255,000 square feet, and expansion of two stores bringing the total retail footage to 6.8 million, an increase of 4% over last year. At the end of the fiscal year, the Company operated 164 stores, of which 116 are food-drug combination units, one is a gourmet specialty store and three are free-standing drug stores.

EARNINGS

Pre-tax earnings were $155.3 million, 4.20% of sales, compared to $151.8 million, 4.25% of sales in the prior year, an increase of 2.3%. Pre-tax earnings for the 1993 fiscal year were $132.3 million, 3.81% of sales. Cost of goods sold increased slightly to 70.21% of sales, from 70.16% for the prior year but below the 70.57% for fiscal 1993. Gross profit dollars increased $36.6 million over the prior year, a 3.4% gain, in line with our 3.6% sales gain. Competition in the Company's market area continues to be intense.

This year's LIFO charge of $4.5 million compares with charges of $3.3 million and $3.9 million for the two prior fiscal years. As a percentage of sales, the ratios were .12%, .09%, and .11%, a minimal change. The Company maintains its non-perishable inventory on LIFO which continued to show moderate inflation.

Transfer sales to support its retail operations by the Company's manufacturing, processing, wholesaling and support activities were about $429 million. Of the $155 million corporate pre-tax earnings, approximately 33% or $51 million were generated from operations which include a bakery, dairy, ice cream and soft drink plants, and such wholesaling activities as produce, pharmaceutical, snacks and magazines, as well as machine vending and shopping center leasing operations. The Company had operated a system of automatic money teller machines as a partner with a financial institution since 1984. The sale this year of the Company's interest to EDS resulted in income of nearly $2 million. The new owner has contracted with the Company to pay certain fees on future ATM transactions.
Selling, general and administrative expenses increased to 25.27% of sales compared to 25.05% and 25.03% in the prior two fiscal years. This year's increase was principally caused by increases in union benefit costs as contracted. Other factors were the increases in occupancy costs related to new units, and the cost of electronic payments (via a debit or credit card) which continued to grow in fiscal 1995.

This was Giant's sixth consecutive year of its "Apples for the Students" program. This program, in addition to awards of computers, peripheral equipment and computer software, continued to make available to schools such items as athletic equipment, science and laboratory equipment, and library books. The Company has distributed more than 86,000 computers, plus peripheral equipment, related computer software and non-computer equipment during the six years of this program. The program has been favorably accepted by more than 2,700 schools along with teachers, parents and students. While it is impossible to calculate sales increases caused by this program, the Company believes that the program has had and continues to have a long-term customer retention effect.

A contributing factor to the improved earnings (before the accounting change) was the $5.0 million reduction of the net interest expense. This was the result of higher yields on higher average investments, and the decrease in interest expense resulting from lower outstanding debt, due to scheduled and permissible advance repayments.

Effective February 27, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Post Employment Benefits". The Company does not provide any significant post employment benefits to administrative employees and SFAS No. 112 did not impact the Company. Union employees are covered under union-sponsored multi-employer plans.

The provision for taxes yielded an effective tax rate of 39.4% for the current year compared to 39.8% in the prior year. The higher prior year's rate was caused by the effect of the 1993 federal tax increase being made retroactive to January 1, 1993, thus affecting two months of the preceding year.

The prior year also included the effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This resulted in the recognition of $3.9 million of income, equal to 7 cents per share.

Earnings were $94.2 million or $1.59 per share, compared with earnings (before the cumulative effect of accounting change for income taxes as discussed above) of $91.3 million or $1.53 per share. The earnings for fiscal 1993 were $81.5 million or $1.37 per share. As a percentage of sales earnings were 2.55% for the current year, 2.56% for the prior year and 2.35% for fiscal 1993.

                        FINANCIAL CONDITION

CASH, CASH EQUIVALENTS, INVESTMENTS AND WORKING CAPITAL

At February 25, 1995 the Company's cash, cash equivalents and short-term investments totalled $250 million, compared with $228 million and $185 million at the close of each of the two prior years. The Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of February 27, 1994. The impact of this change in accounting principle resulted in a $672 thousand decrease in short-term investments. Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. Short-term investments consist primarily of United States government and agency securities purchased with an original maturity of more than three months.

Net cash provided by operations amounted to $203 million for the current fiscal year, $218 million for the preceding fiscal year and $167 million for the 1993 fiscal year. (See Consolidated Statements of Cash Flows for further details.)

Cash outlays for property, plant and equipment were $102 million for the current year, and $112 million and $79 million for the prior two years.
Note 9 of the Notes to the Consolidated Financial Statements provides further information.

Working capital at the fiscal year end was $190 million compared with $164 million and $155 million at the close of the two prior years. The working capital ratio is 1.52 to 1, compared with 1.48 to 1 and 1.50 to 1 at the end of the two prior years, respectively. Including the LIFO reserve, working capital would be $271 million currently, a 1.74 to 1 ratio, compared with $241 million, a 1.70 to 1 ratio and $228 million, a
1.74 to 1 ratio at the end of the two prior years, respectively.

The Company has had no short-term bank borrowings for more than eighteen years. On July 9, 1993, the Company renewed a $50 million revolving credit facility which terminates May 1, 1996. This facility should enable the Company to handle contingencies that may arise. Note 4 of the Consolidated Financial Statements provides additional details.

CAPITAL  EXPENDITURES

The Company is authorized to spend approximately $209 million for property, plant and equipment during fiscal 1996. These expenditures are in part related to the seven new units that will open during the coming year and the construction of several of the eleven units that are planned to open within 18 months. Five of these units will be in shopping centers developed by GFS Realty, the Company's real estate subsidiary. Also, planned for fiscal 1996 is the enlargement or extensive remodel of four existing stores. The Company believes that cash on hand plus its cash flow from operations will be sufficient to support ongoing business levels, including the planned fixed asset program, debt service, and dividends.

CAPITALIZATION

During the year, the Company continued to improve its capital structure, which contributes to financial flexibility. Notes and mortgages decreased $19.6 million due to scheduled principal payments and the partial prepayment of an obligation. The Company is not planning any new financing during the upcoming fiscal year.

At the close of the 1995 fiscal year, shareholders' equity as a percentage of capitalization (long-term debt plus shareholders' equity) was 79% compared with 76% and 73% for the prior two fiscal years. Shareholders' equity at the year end was $755 million, compared with $713 million, a year earlier. Long-term debt consists of $58 million of notes and mortgages at an average interest cost of 10.1%, and $141 million of obligations under capital leases. At the close of the prior year, the comparable balances were $86 million and $141 million, respectively.

Return on shareholders' equity (ROE), (average of beginning and ending) for the current year was 13% compared with 14% and 13% for the two prior years.

DIVIDENDS

For the current year, cash dividends of $42.4 million were paid at the rate of 72 cents per share. The Company repurchased 402 thousand shares of its own stock during fiscal 1995 which is held as treasury stock. For the prior two years dividend payments were $41.5 million and $40.3 million, at the rate of 70 cents and 68 cents per share. Fiscal year 1995 marks the 36th consecutive year of dividend payments, beginning in 1959 when the Company went public.

INFLATION  AND  CHANGING  PRICES

Inflation continues to moderately increase costs to the Company including the cost of merchandise, labor, utilities and the cost of acquiring property, plant and equipment. The Company uses the LIFO method of accounting for 83% of its inventories. Under this method, the cost of merchandise sold approximates current costs and thus reduces the distortion, if any, in reported income due to increasing costs. The historical costs of property, plant and equipment recorded by the Company were incurred over a period of many years. The cost of replacement of property, plant and equipment is generally greater than the cost on the books of the Company as a result of the inflation that has occurred over the years since the property, plant and equipment were placed in service.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Giant Food Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of Giant Food Inc. and its subsidiaries at February 25, 1995, February 26, 1994 and February 27, 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective February 28, 1993.

/s/

PRICE WATERHOUSE LLP

Washington, D.C.
March 27, 1995
CONSOLIDATED STATEMENTS OF INCOME


Fifty-two weeks ended February 25, 1995, February 26, 1994 and
February 27, 1993
Dollar amounts in thousands except per share

                                         1995        1994          1993

SALES                                 $3,695,627   $3,567,468   $3,472,581


COSTS AND EXPENSES
Cost of sales                          2,594,647    2,503,072    2,450,757
Selling, general and administrative      933,786      893,720      869,032
Interest
   Notes and mortgages, net of
    interest capitalized (1995, $900;
    1994, $809; 1993, $1,393)              8,311        9,973       10,255
   Lease obligations                      16,349       16,372       16,037
   Income                                (10,745)      (7,424)      (5,760)
Other income                              (1,978)

                                       3,540,370    3,415,713    3,340,321


INCOME BEFORE INCOME TAXES               155,257      151,755      132,260

PROVISION FOR INCOME TAXES                61,096       60,458       50,754

INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING                     94,161       91,297       81,506

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING (Note 5)                         -          3,934          -

NET INCOME                              $ 94,161     $ 95,231     $ 81,506

EARNINGS PER SHARE BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING            $1.59        $1.53        $1.37

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING                                   -         $ .07           -

EARNINGS PER SHARE                         $1.59        $1.60        $1.37


The accompanying notes are an integral part of the consolidated financial statements.
                         CONSOLIDATED BALANCE SHEETS

February 25, 1995, February 26, 1994 and February 27, 1993
Dollar amounts in thousands

ASSETS
                                             1995       1994        1993

CURRENT ASSETS
Cash and cash equivalents                  $157,045    $111,845    $184,969
Short-term investments (Note 2)              92,757     116,499         228
Receivables                                  43,867      37,504      32,720
Inventories (Note 3)                        237,978     217,576     223,912
Prepaid income taxes (Note 5)                22,548      19,001      17,567
Other current assets                          2,144       3,113       2,232

Total current assets                        556,339     505,538     461,628


PROPERTY, PLANT AND EQUIPMENT (Note 4)
Land                                         66,842      58,820      46,958
Buildings and improvements                  295,245     268,640     231,947
Leasehold improvements                      157,663     153,399     158,393
Fixtures and equipment                      782,394     745,288     699,701

                                          1,302,144   1,226,147   1,136,999
Less accumulated depreciation               609,214     544,862     479,128

                                            692,930     681,285     657,871
Equipment deposits and construction
   in progress                               27,255      32,506      30,400

                                            720,185     713,791     688,271


PROPERTY UNDER CAPITAL LEASES, net of
  accumulated amortization
  (1995, $59,876; 1994, $54,679;
   1993, $52,044) (Note 6)                  105,502     107,580     110,439



REAL ESTATE HELD FOR FUTURE DEVELOPMENT      23,933      21,367      26,130


OTHER ASSETS                                 10,751       9,537      10,132

                                         $1,416,710  $1,357,813  $1,296,600




The accompanying notes are an integral part of the consolidated financial statements.
LIABILITIES AND SHAREHOLDERS' EQUITY          1995        1994        1993

CURRENT LIABILITIES
Current portion of long-term debt
  Notes and mortgages (Note 4)              $23,263     $14,618      $7,894
  Obligations under capital leases (Note 6)   4,873       4,527       4,412
Accounts payable                            225,829     226,284     206,388
Accrued expenses
  Compensation related                       82,831      75,886      62,983
  Other                                       2,478       2,590       2,570
Dividends payable                            10,663      10,394      10,147
Income taxes payable                         16,808       7,033      12,690

Total current liabilities                   366,745     341,332     307,084


LONG-TERM DEBT
Notes and mortgages (Note 4)                 57,805      86,068     105,525
Obligations under capital leases (Note 6)   140,946     141,062     142,831
                                            198,751     227,130     248,356


OTHER LIABILITIES
Deferred income taxes (Note 5)               21,868      41,192      46,731
Accrued insurance claims                     35,471      25,417      20,986
Other                                        38,419       9,313      10,490
                                             95,758      75,922      78,207

COMMITMENTS (Notes 6 and 8)

SHAREHOLDERS' EQUITY (Notes 4 and 7)
Common stock, $1 par, all classes            60,257      60,257      60,257
Capital in excess of par value                                          392
Retained earnings                           720,784     670,034     616,938
Net unrealized loss on
 short-term investments (Note 2)             (1,648)


                                            779,393     730,291     677,587
Less Class "A" stock held in treasury,
 at cost (1995, 1,002,464 shares; 1994,
 669,781 shares; 1993, 566,180 shares)       23,937      16,862      14,634
                                            755,456     713,429     662,953

                                         $1,416,710  $1,357,813  $1,296,600




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Fifty-two weeks ended February 25, 1995, February 26, 1994 and
February 27, 1993
Dollar amounts in thousands except per share

             Capital in  Treasury stock   Net unrealized
             excess of    (Class "A")       loss on     Retained   Total
             par value   Shares     Cost   short-term   earnings   Share-
                                           investments            holders'
                                                                  equity

Balance,
 2-29-92     $ 1,151    636,145   $16,443               $575,997  $620,962

Net income                                                81,506    81,506
Stock options
 exercised      (621)   (35,047)     (906)                             285
Awards under
 union contract  (24)    (5,373)     (139)                             115
Awards under stock
 bonus plan     (114)   (29,545)     (764)                             650
Dividends
 ($.68 per share)                                        (40,565)  (40,565)

Balance,
 2-27-93         392    566,180    14,634                616,938   662,953

Net income                                                95,231    95,231
Purchase of
 treasury shares        173,000     3,993                           (3,993)
Stock options
 exercised      (392)   (42,456)   (1,089)                  (345)      352
Awards under stock
 bonus plan             (26,943)     (676)                   (29)      647
Dividends
 ($.70 per share)                                        (41,761)  (41,761)

Balance,
 2-26-94                669,781    16,862                670,034   713,429

Fifty-two weeks ended February 25, 1995, February 26, 1994 and
February 27, 1993
Dollar amounts in thousands except per share

             Capital in  Treasury stock   Net unrealized
             excess of    (Class "A")       loss on     Retained   Total
             par value   Shares     Cost   short-term   earnings   Share-
                                           investments            holders'
                                                                  equity

Net income                                                94,161    94,161
Change in accounting
 for short-term
 investments (Note 2)                          $(408)                 (408)
Change in market value
 of short-term
 investments (Note 2)                         (1,240)               (1,240)
Purchase of
 treasury shares        402,700     8,764                           (8,764)
Stock options
 exercised              (42,052)   (1,021)                  (636)      385
Awards under stock
 bonus plan             (27,965)     (668)                   (58)      610
Dividends
 ($.72 per share)                                        (42,717)  (42,717)

Balance,
 2-25-95      $       1,002,464   $23,937    $(1,648)   $720,784  $755,456


                             Common stock, all classes
                               Shares     Par value
Balance, February 29, 1992   60,256,620    $60,257
Balance, February 27, 1993   60,256,620    $60,257
Balance, February 26, 1994   60,256,620    $60,257
Balance, February 25, 1995   60,256,620    $60,257



The accompanying notes are an integral part of the consolidated financial statements.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Fifty-two weeks ended February 25, 1995, February 26, 1994 and
February 27, 1993
Dollar amounts in thousands
                                                 1995      1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                    $ 94,161  $ 95,231  $ 81,506
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation                                    92,704    90,002    89,202
Amortization of property under capital leases    5,833     5,731     5,656
Compensation expense arising from stock awards     610       647       765
Other adjustments, net                           1,724     1,889     1,707
Net increase (decrease) in cash from changes
 in operating assets and liabilities,
 detailed below                                  7,734    24,114   (11,420)

Net cash provided by operating activities      202,766   217,614   167,416

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments             (40,663) (237,165)     (244)
Proceeds from sales of short-term inv.          48,805   120,694       -
Proceeds from maturity of short-term inv.       12,864       200       220
Capital expenditures                          (101,664) (111,924)  (79,071)
Additions to other assets                       (2,938)   (1,294)   (2,346)

Net cash used in investing activities          (83,596) (229,489)  (81,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and mortgages      (19,618)  (12,733)   (9,001)
Reduction of obligations under capital leases   (3,525)   (3,361)   (3,216)
Issuance of common stock                           385       352       283
Purchases of treasury stock                     (8,764)   (3,993)
Dividends paid                                 (42,448)  (41,514)  (40,253)

Net cash used in financing activities          (73,970)  (61,249)  (52,187)

Net inc (dec) in cash and cash equivalents      45,200   (73,124)   33,788
Cash and cash equivalents at beginning of year 111,845   184,969   151,181

Cash and cash equivalents at end of year      $157,045  $111,845  $184,969

Fifty-two weeks ended February 25, 1995, February 26, 1994 and
February 27, 1993
Dollar amounts in thousands


CASH FLOWS FROM CHANGES IN OPERATING ASSETS AND LIABILITIES
                                                 1995      1994      1993
(Increase) decrease in assets
Receivables                                    $(6,363) $ (4,784) $ (4,579)
Inventories                                    (20,402)    6,336   (16,599)
Prepaid income taxes                            (2,459)   (1,434)   (1,592)
Other current assets                               969      (881)     (485)
 Increase (decrease) in liabilities
Accounts payable                                  (455)   19,896     9,289
Accrued expenses                                 6,833    12,923    (4,506)
Income taxes payable                             9,775    (5,657)    6,713
Deferred income taxes                          (19,324)   (5,539)   (5,012)
Accrued insurance claims                        10,054     4,431     1,860
Other liabilities                               29,106    (1,177)    3,491
Net cash provided by (used in) changes in
 operating assets and liabilities              $ 7,734  $ 24,114  $(11,420)

The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Fifty-two weeks ended February 25, 1995, February 26, 1994 and
February 27, 1993
Dollar amounts in thousands except per share

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of Giant Food Inc. (the Company) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash equivalents: For financial reporting purposes, cash equivalents consist of all highly liquid investments purchased with original maturities of three months or less. At February 25, 1995, such cash equivalents consist principally of bank repurchase agreements which are secured fully by United States government securities.

Short-term investments: The Company adopted Statement of Financial Accounting Standards (SFAS) No.115 "Accounting for Certain Investments in Debt and Equity Securities" as of February 27, 1994. At February 25, 1995, the Company's short-term investments, all of which are classified as available-for-sale as defined by SFAS No. 115, consist primarily of United States government and Federal agency securities. Pursuant to SFAS No.115, such investments are stated at market value, and unrealized gains and losses on such securities are reflected, net of tax, in shareholders' equity.

Inventories: Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for determining the cost of grocery, drug, cosmetic and non-food inventories, while the first-in, first-out (FIFO) method is used for determining the cost of other inventories, primarily perishable items. Approximately 83% of the Company's inventories are valued using the LIFO method.

Property, plant and equipment: Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is provided on the straight-line method over the estimated useful lives of the assets which results in average depreciation rates of 3%, 6% and 9% for buildings and improvements, leasehold improvements and furniture and equipment, respectively. Accelerated methods and lives are used for income tax reporting purposes.

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

Real estate held for future development: Real estate held for future development is stated at cost.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accrued insurance claims: The Company maintains insurance coverage with respect to general liability, automobile and workers' compensation risks under contractual arrangements which retroactively adjust insurance premiums for claims paid subject to specified limitations. Accordingly, the expense arising from such risks is accrued as amounts required to cover incurred incidents become subject to estimation.

Income taxes: The provision for income taxes includes deferred income taxes resulting from differences between income for financial reporting and income tax purposes. The Company adopted SFAS No. 109, "Accounting for Income Taxes" effective February 28, 1993 (see Note 5), which requires the use of the liability method for computing income taxes rather than the deferred method which was previously used by the Company.

Pre-opening costs: Costs associated with the opening of new stores are expensed as incurred.

Other income: Other income represents the realized gain from the sale of the Company's interest in a partnership that operates automatic teller machines in the Company's stores.

Buying and promotional allowances: Allowances and credits received from vendors in connection with the Company's buying and merchandising activities are recognized as earned.

Earnings per share: Earnings per share is computed based on the weighted average number of common shares outstanding during each year (59,368,068 shares in 1995, 59,659,352 shares in 1994 and 59,648,084 shares in 1993).
The exercise of outstanding stock options would not result in a material dilution of earnings per share.

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

2.  SHORT-TERM INVESTMENTS

The Company adopted SFAS No. 115 as of February 27, 1994. The impact of this change in accounting principle resulted in a decrease in short-term investments of $672 and a decrease in shareholders' equity of $408, representing the after-tax impact of the unrealized losses on short-term investments at the date of adoption. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets. Short-term investments as of February 25, 1995 consist of:

                                                Gross
                                          Unrealized Holding
                               Cost         (Losses) Gains     Fair Value
U.S. Treasury securities    $ 71,052           $ (1,767)        $ 69,285
Federal agency securities     18,788               (984)          17,804
Corporate bonds and other      5,653                 15            5,668
                            $ 95,493           $ (2,736)        $ 92,757

Maturities of short-term investments at February 25, 1995 were as follows:

                                             Cost       Fair Value
Due within one year                       $ 25,163       $ 25,162
Due after one year through five years       70,330         67,595
                                          $ 95,493       $ 92,757

Prior to adopting SFAS No. 115, the Company valued its securities in accordance with the SFAS No. 12, "Accounting for Certain Marketable Securities" and related interpretations. Short-term investments were stated at cost which approximated fair value.

3. INVENTORIES

If the FIFO method had been used, inventories would have been $80,967, $76,420 and $73,090 higher at the end of 1995, 1994 and 1993, respectively. Net income would have been higher by $2,755 ($.05 per share) in 1995, $2,003 ($.03 per share) in 1994 and $2,413 ($.04 per share) in 1993. The replacement cost of inventories valued at LIFO approximates FIFO cost.

4. NOTES AND MORTGAGES

Notes and mortgages outstanding at year-end were as follows:

                                  1995      1994       1993
Notes payable to insurance
 company                       $ 50,880  $  62,040  $  68,200
Mortgage notes payable           30,188     38,646     45,219

                                 81,068    100,686    113,419
Less current portion             23,263     14,618      7,894

                               $ 57,805  $  86,068   $105,525



The insurance company notes are subject to covenants, the more significant of which restrict the payment of dividends, the creation of long-term debt and the purchase of Company common stock. At February 25, 1995, approximately $80,100 of consolidated retained earnings were free of dividend and stock purchase restrictions. The average interest rate on the insurance company notes is 9.6%.

Mortgage notes are collateralized by real estate which cost $46,252. The average interest rate on such notes is 10.5%.

Annual maturities of notes and mortgages for the next five years are as follows: 1996, $23,263; 1997, $8,846; 1998, $6,921; 1999, $6,905; and
2000, $7,000.

The estimated fair value of notes and mortgages is approximately $84,000, $108,000 and $123,000 at February 25, 1995, February 26, 1994, and February 27, 1993, respectively.

The Company has available credit facilities of approximately $50,000, including a revolving credit line and a term loan facility. Such credit facilities were not used in fiscal year 1995.

5. INCOME TAXES

The Company adopted, effective February 28, 1993, SFAS No. 109, which requires the use of the liability method of accounting for income taxes and the adjustment of deferred income taxes to reflect changes in tax rates at the time they are enacted. In addition, SFAS No. 109 requires that assets and liabilities acquired in purchase business combinations be assigned their fair value assuming equal tax bases, and that deferred income taxes be provided for lower or higher tax bases. Upon adoption of SFAS No. 109, the Company adjusted its deferred income tax accounts to reflect the then current income tax rates and also adjusted the carrying amounts of certain assets acquired in a 1992 shopping center acquisition. The cumulative effect of the adjustments was to increase fiscal year 1994 net income by $3,934, increase the net deferred income tax liability by $1,013 and increase the bases of certain assets by $4,947. The effect of adopting SFAS No. 109 on the Company's effective income tax rate in fiscal 1994 was not material. Financial statements for years prior to fiscal year 1994 were not restated.

The provision for income taxes consists of:
                                  1995      1994       1993
Current
  Federal                       $68,767    $56,800    $47,085
  State                          14,112     11,644     10,273

                                 82,879     68,444     57,358

Deferred
  Federal                       (18,622)    (6,906)    (5,458)
  State                          (3,161)    (1,080)    (1,146)

                                (21,783)    (7,986)    (6,604)

                                $61,096    $60,458    $50,754

Deferred income tax assets (liabilities) are comprised of the following:
                                         February 25,   February 26,
Current deferred income tax asset:          1995           1994
 Employee benefits                        $13,030        $12,384
 Promotional allowances                     4,217          2,136
 Capitalization of inventory                3,521          3,113
 Other                                      1,780          1,368
                                          $22,548        $19,001

Noncurrent deferred income tax asset
(liability):
 Depreciation                             $(68,629)      $(74,148)
 Acquisition of shopping center for stock   (5,191)        (5,191)
 Capital leases                             15,861         14,949
 Provision for insurance claims             17,688         13,523
 Pension payments                            4,191          2,762
 Capitalization of overhead                  3,463          2,916
 Promotional allowances                     10,590            862
 Other                                         159          3,135
                                           (21,868)       (41,192)
                                          $    680       $(22,191)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  INCOME TAXES (continued)

Deferred income taxes in 1993 resulted from the following timing differences:

Depreciation                             $(  107)
Employee benefits                         (1,717)
Capital leases                              (937)
Promotional allowances                    (1,515)
Provision for insurance claims            (2,037)
Other items, net                            (291)
                                         $(6,604)

The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate.

                                               1995      1994      1993

Statutory federal income tax rate              35.0%     35.0%     34.0%
State income taxes, net of
 federal tax benefit                            4.5       4.5       4.5
Retroactive tax increase to
 January 1, 1993                                          0.1
Other                                           (.1)      0.2      (0.1)

Effective income tax rate                      39.4%     39.8%     38.4%

6.  COMMITMENTS

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

Future minimum lease payments under capital leases and noncancelable operating leases as of February 25, 1995 are as follows:

                                          Capital         Operating
                                          leases           leases

1996                                      $ 19,876         $ 21,613
1997                                        19,801           20,536
1998                                        19,801           19,704
1999                                        19,789           18,880
2000                                        19,614           18,933
Later years                                280,002          267,988

Total minimum lease payments               378,883         $367,654
Less executory costs                           263

Net minimum lease payments                 378,620
Less imputed interest                      232,801

Present value of net
 minimum lease payments                    145,819
Less current portion                         4,873

Long-term obligations under
 capital leases                          $ 140,946



Minimum lease payments for capital leases have not been reduced by minimum sublease rentals of $10,448 receivable in the future under noncancelable subleases.

Net rental expense associated with leases consists of the
 following:
                             1995          1994         1993
Operating leases
   Minimum                 $19,254       $18,011      $16,809
   Contingent                8,477         8,610        7,564
Contingent rentals under
   capital leases            3,418         3,414        4,079
Gross rental expense        31,149        30,035       28,452
Sublease income             (2,361)       (2,348)      (2,417)

Net rental expense         $28,788       $27,687      $26,035

The Company also leases certain retail space to others under noncancelable operating lease agreements. Rental income from owned properties was $8,351 in 1995, $8,287 in 1994 and $8,270 in 1993. Total future minimum rentals as of February 25, 1995 are approximately $45,000.

Property, Plant and Equipment: During the next year the Company plans to expend approximately $209,000 for property, plant and equipment.

7.  COMMON STOCK AND EMPLOYEE INCENTIVE PLANS

Shares Authorized: Common stock, $1 par value, authorized and outstanding at year end is as follows:
                                               Outstanding
    Class               Authorized        1995         1994        1993
"A" non-voting          75,000,000    59,004,156   59,336,839   59,440,440
"AC" voting                125,000       125,000      125,000      125,000
"AL" voting                125,000       125,000      125,000      125,000

                        75,250,000    59,254,156   59,586,839   59,690,440

Class "A" common stock has all of the rights and privileges pertaining to other classes of common stock except the right to vote. No dividends may be declared on any class of common stock without declaring at least an equal dividend on Class "A" stock. However, dividends may be declared on Class "A" stock without declaring dividends on any other class of common stock.

At February 25, 1995, the Company had reserved 5,400,945 shares of its Class "A" common stock for issuance under its stock option and executive stock bonus plans. In June 1994, the Company's Board of Directors approved a plan to purchase up to 400,000 shares of its Class "A" common stock in the open market. As of February 25, 1995, the Company has purchased 239,300 shares under this plan. The Company has purchased and accumulated treasury stock in order to accommodate the needs for registered common stock which may arise in connection with the exercise of stock options and the award of shares under executive stock bonus plans.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  COMMON STOCK AND EMPLOYEE INCENTIVE PLANS (continued)

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

Option and SAR activity is as follows:
                              Number of Shares      Average Option
                               Options    SAR's          Price
February 29, 1992
Outstanding                  1,958,982    769,332        $21.39

   1993 Activity
Granted                        432,700       -            23.43
Options exercised              (35,047)   (35,047)         7.55
SAR's exercised                (81,677)   (81,677)         7.84
Canceled                       (26,400)    (5,800)        24.88

February 27, 1993
Outstanding                  2,248,558    646,808         22.45

   1994 Activity
Granted                        581,500       -            23.39
Options exercised              (42,456)   (41,236)         7.36
SAR's exercised                (87,686)   (87,686)        12.63
Canceled                       (41,994)    (7,244)        24.07

February 26, 1994
Outstanding                  2,657,922    510,642         23.19

   1995 Activity
Granted                        646,000       -            23.51
Options exercised              (41,984)   (38,864)         8.91
SAR's exercised                (44,013)   (44,013)        12.60
Canceled                       (93,890)    (8,740)        24.60

February 25, 1995
Outstanding                  3,124,035     419,025        23.56
Exercisable                  1,565,035     408,614        23.08
Available for future grants  2,276,910      NONE
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  COMMON STOCK AND EMPLOYEE INCENTIVE PLANS (continued)

Stock Awards: The Company has also established executive stock bonus plans under which certain officers and managerial employees may be awarded shares of Class "A" common stock. Charges to income arising from stock awards were $1,000 in 1995, 1994 and 1993.

8.  EMPLOYEE BENEFIT PLANS

Pension and Savings Plans: The Company maintains a qualified defined benefit pension plan which covers substantially all non-union employees. Plan benefits are based on the participants' years of service and average annual earnings. The Company's policy is to fund the amount expensed for accounting purposes subject to it being deductible for income tax purposes.

Supplementary defined benefit pension plans covering certain officers are also maintained. These plans are unfunded and non-qualified. The pension liability associated with the plans is accrued using the same actuarial methods and assumptions as those used for the Company's qualified plan.

The net periodic pension cost for these plans includes the following components:


                              1995         1994          1993

Service cost
  Qualified plan             $4,512       $4,329        $3,877
  Supplemental plans            185           71            67
Interest cost
  Qualified plan              7,254        6,760         6,252
  Supplemental plans            300          179           187
Actual return on assets      (4,873)      (9,552)       (9,887)
Net amortization and deferral
  Qualified plan             (3,783)       1,941         2,360
  Supplemental plans            190           71            69
Net pension cost             $3,785       $3,799        $2,925

The funded status and amounts recognized in the consolidated balance sheets as of February 25, 1995, February 26, 1994 and February 27, 1993 are as follows:

                                                      Qualified plan
                                               1995      1994       1993
Actuarial present value of benefit obligations
Vested benefit obligation                    $58,801    $58,008    $52,130

Accumulated benefit obligation               $66,202    $65,229    $58,837

Projected benefit obligation                 $89,806    $90,230    $80,780


Plan assets at fair value                    (87,826)   (85,508)   (75,271)
Projected benefit obligation in excess of
 plan assets                                   1,980      4,722      5,509
Unrecognized net loss                           (746)    (6,375)    (9,180)
Unrecognized prior service cost               (1,801)    (3,282)    (2,906)
Unrecognized transition asset                  8,603      9,855     11,107
Pension liability recognized in the consolidated
  balance sheets                             $ 8,036    $ 4,920    $ 4,530


                                                      Supplemental plans
                                               1995      1994       1993
Actuarial present value of benefit obligations
Vested benefit obligation                    $ 2,297   $ 1,752    $ 1,931

Accumulated benefit obligation               $ 2,297   $ 1,752    $ 1,931

Projected benefit obligation                 $ 3,811   $ 2,354    $ 2,528


Plan assets at fair value                        -          -          -
Projected benefit obligation in excess of
 plan assets                                   3,811     2,354      2,528
Unrecognized net gain                            982       840        616
Unrecognized prior service cost               (1,459)     (265)      (287)
Unrecognized transition obligation              (716)     (819)      (921)
Pension liability recognized in the consolidated
  balance sheets                             $ 2,618   $ 2,110    $ 1,936

Actuarial assumptions used were as follows:

                                         1995        1994       1993

Discount rate                              8%          8%         8%
Rate of increase in
 compensation levels                       5%          5%         5%
Expected rate of return
 on plan assets                            9%          9%        10%


Payments are made to union-sponsored, multi-employer pension plans in accordance with negotiated labor contracts. Charges to income arising from contributions required under the labor contracts aggregated $18,577, $18,732 and $19,418 in 1995, 1994 and 1993, respectively.

The Company sponsors a tax deferred savings plan whereby eligible employees may elect annually to contribute up to 20% of their compensation, subject to statutory limitations. The Company matches a portion of employee contributions. Charges to income representing the Company's contributions to the plan were $4,033, $3,740 and $3,403 in 1995, 1994 and 1993, respectively.

Other Benefits:

The Company does not provide any significant postretirement or postemployment benefits to administrative employees, and postretirement and postemployment benefits for union employees are covered by union-sponsored multi-employer plans. Therefore, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits" did not affect the Company.

9.  CASH FLOWS

Net cash flows from operating activities include cash payments for interest and income taxes as follows:

                               1995         1994        1993

Interest                     $25,953      $27,662     $27,850
Income taxes                  73,104       72,893      51,624

Non-cash investing and financing activities include the following:

                                    1995         1994        1993

Property under capital leases
  Additions                       $ 3,755      $10,379    $   3,340
  Terminations                       -          (7,570)        -
Obligations under capital leases
  Additions                         3,755       10,379        3,340
  Terminations                       -          (8,735)         -

SUPPLEMENTARY FINANCIAL INFORMATION

(a) Selected Quarterly Financial Data (unaudited)

Thousands of Dollars, Except Per Share

                                                           Earnings

Fiscal Year            Sales    Gross Profit  Net Income   Per Share
   1995
1st 12 weeks      $   829,697   $  245,847    $  20,414     $  .34
2nd 12 weeks          826,400      242,501       14,671        .25
3rd 12 weeks          834,780      250,207       18,561        .31
Last 16 weeks       1,204,750      362,425       40,515        .69
Total             $ 3,695,627   $1,100,980    $  94,161     $ 1.59

   1994
1st 12 weeks      $   813,466   $  244,574    $  26,608*    $  .45*
2nd 12 weeks          795,841      237,272       14,604        .24
3rd 12 weeks          799,056      238,642       17,722        .30
Last 16 weeks       1,159,105      343,908       36,297        .61
Total             $ 3,567,468   $1,064,396    $  95,231     $ 1.60

   1993
1st 12 weeks      $   803,020   $  233,861    $  19,102     $  .32
2nd 12 weeks          778,586      225,803       11,959        .20
3rd 12 weeks          778,547      228,805       13,758        .23
Last 16 weeks       1,112,428      333,355       36,687        .62
Total             $ 3,472,581   $1,021,824    $  81,506     $ 1.37

* Includes impact of change in accounting in accounting for income taxes. Change equaled $3.9 million of income, $.07 per share.

(b) Information about oil and gas producing activities - not applicable.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None.


                                PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              (a)     Identification of Directors


                             Title of All Positions     Year First
Name                  Age    Held with the Company      Elected Director


Israel Cohen          82     Chairman of the Board,               1949
                             Chief Executive Officer
                             and Director


David B Sykes         76     Director, Secretary,                 1981
                             Treasurer, and Senior
                             Vice President-Finance


Constance M. Unseld   47     Director                             1993

Peter F. O'Malley     56     Director                             1993

David J. Sainsbury    54     Director                             1994

Dino B. Adriano       52     Director                             1994

Harry Beckner         66     Director                             1994

The present term of each of the above Directors will expire at the Annual Meeting of Shareholders currently scheduled for September 7, 1995.

Millard F. West, Jr. and Morton H. Wilner retired as active directors on September 6, 1990, on which date they were elected Directors Emeritus. Messrs. West and Wilner served as Board members 26 and 24 years, respectively.

              (b)     Identification of Executive Officers

                                           Year First Elected to
Name and Position       Age    Officer        Present Office

Israel Cohen             82     1936      1978 (Chairman of Board)
  Chairman of the Board                   1977 (Chief Executive Officer)
  and Chief Executive Officer

Pete L. Manos            58     1977      1992
  President

David B Sykes            76     1955      1977 (Senior Vice President
  Senior Vice President-                        -Finance)
  Finance, Secretary                      1978 (Secretary)
  and Treasurer                           1984 (Treasurer)


Alvin Dobbin             63     1970      1977
  Senior Vice President-
  Operations

David W. Rutstein        50     1978      1981
  Senior Vice President-
  General Counsel

David N. Freedman        65     1982      1985
  Senior Vice President-
  Corporate Facilities

Roger D. Olson           50     1978      1988
  Senior Vice President-
  Labor Relations and
  Personnel

Robert W. Schoening      48     1985      1988
  Senior Vice President-
  Data Processing

Samuel E. Thurston       51     1977      1988
  Senior Vice President-
  Distribution


The present term of each of the above Executive Officers will expire at the first meeting of the Board of Directors subsequent to the Annual Meeting of Shareholders currently scheduled for September 7, 1995.
              (c)     Identification of Certain Significant Employees
                      Not applicable.

              (d)     Family Relationships
                      Not applicable.

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

              David J. Sainsbury is Chairman and Chief Executive of J Sainsbury plc where he has worked since 1963. Mr. Sainsbury is a great-grandson of the founder of J Sainsbury plc.

              Dino B. Adriano is Chairman and Managing Director of Homebase (Sainsbury's chain of home improvement and garden centers) and Deputy Chairman of Shaw's Supermarkets Inc.

              Harry G. Beckner was formerly President of Jewel Food Stores of Chicago, Illinois and Chief Operating Officer of the H.E.Butt (H.E.B.) grocery company of San Antonio, Texas. He serves on the Boards of Directors of H.E.B. and Shaw's Supermarkets Inc.

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

              (h)     Compliance with Insider Reporting Requirements

              Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") and the American Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company within prescribed time periods. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

              To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended February 25, 1995, all Section 16(a) filing requirements applicable to officers, directors and greater than ten-percent beneficial owners were met on a timely basis.

              Morton Wilner inadvertently did not timely report gifts of 576 shares on Form 5. Mr. Wilner is preparing the necessary amendments to correct these deficiencies.

ITEM 11.                 EXECUTIVE COMPENSATION

     The following tables and narrative text discuss the compensation paid in Fiscal Year 1995 and the two prior fiscal years to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers.


                      Summary Compensation Table

                      Annual Compensation (1)

                                                 Other
Name and                                         Annual
Principal            Fiscal                      Compen-
Position             Year     Salary    Bonus    sation(1)

Israel Cohen (1)     1995     $858,948  $434,346    --
  Chairman of the    1994     $831,428  $434,346    --
  Board & CEO        1993     $556,600  $690,500    --

David B Sykes        1995     $387,659  $196,015    --
  Secretary, Treas.  1994     $375,232  $196,015    --
  Sr. V.P. Finance   1993     $256,520  $306,300    --

Pete Manos           1995     $264,207  $133,608    --
  President          1994     $255,736  $133,608    --
                     1993     $134,608  $233,600    --

Alvin Dobbin         1995     $245,916  $124,363    --
  Sr. V.P.           1994     $238,004  $124,363    --
  Operations         1993     $123,420  $233,600    --

David W. Rutstein    1995     $244,270  $123,464    --
  Sr. V.P.           1994     $236,444  $123,464    --
  General Counsel    1993     $121,000  $233,600    --

     (1) Aggregate value of perquisites does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus.
                                  Long Term Compensation

                                        Options/         All Other
Name and                      Restricted   SAR            Compensa-
Principal            Fiscal   Stock     Awards(#)  LTIP    tion
Position             Year     Awards(3)   (4)     Payouts (5)(6)

Israel Cohen         1995     $15,021    32,500      0     $29,730
  Chairman of the    1994     $15,284    32,500      0     $34,352
  Board & CEO        1993     $15,625     2,500      0     $32,098

David B Sykes        1995     $15,021    17,500      0     $27,800
  Secretary, Treas.  1994     $15,284    17,500      0     $29,688
  Sr. V.P. Finance   1993     $15,625     2,500      0     $28,553

Pete Manos           1995     $15,021    22,500      0     $14,145
  President          1994     $15,284    22,500      0     $16,635
                     1993     $15,625     2,500      0     $15,685

Alvin Dobbin         1995     $15,021     9,500      0     $15,879
  Sr. V.P.           1994     $15,284     9,500      0     $17,806
  Operations         1993     $15,625     2,500      0     $17,519

David W. Rutstein    1995     $15,021     9,500      0     $11,737
  Sr. V.P.           1994     $15,284     9,500      0     $13,615
  General Counsel    1993     $15,625     2,500      0     $13,389



     (3) Includes cash payments for income taxes to each named officer on the value of the restricted shares and the tax payment itself pursuant to the Non-Qualified Executive Stock Bonus Plan II. The aggregate stock holdings of this group were 11,410 shares and the share value was $23.63 as of February 25, 1995. Dividends are paid on the stock held under this plan.

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

     In Fiscal Year 1995 the Company made matching contributions under the plan as follows: Mr. Cohen $5,958, Mr. Sykes $7,790, Mr. Manos $7,100, Mr. Dobbin $6,998 and Mr. Rutstein $6,989.

     (6) Includes premium payments under the Company's Split Dollar Insurance Program in which participants are provided with permanent life insurance owned by the Company. The Company pays for premiums and will recover amounts equal to its investment in the insurance policies at the deaths of the participants.

     During Fiscal Year 1995 the Company made insurance premium payments as follows: Mr. Cohen $23,772, Mr. Sykes $20,010, Mr. Manos $7,044, Mr. Dobbin $8,880 and Mr. Rutstein $4,748.
                 OPTION GRANTS IN LAST FISCAL YEAR (1)

                         Individual Grants

                  Number of
                  Securities
                  Underlying     % of Total
                  Options/       Options         Exercise
                  SAR's          Granted to      of Base
                  Granted        Employees       Price        Expiration
Name             (#)(2)          in FY           ($/Sh)          Date
Israel Cohen       2,500                         $25.88         03/01/04
                  30,000                         $20.81         06/02/04
                  32,500           5.03%

David B Sykes      2,500                         $25.88         03/01/04
                  15,000                         $20.81         06/02/94
                  17,500           2.71%

Pete Manos         2,500                         $25.88         03/01/04
                  20,000                         $20.81         06/02/04
                  22,500           3.48%

Alvin Dobbin       2,500                         $25.88         03/01/04
                   7,000                          20.81         06/02/04
                   9,500           1.47%


David Rutstein     2,500                         $25.88         03/01/04
                   7,000                         $20.81         06/02/04
                   9,500           1.47%

     (1)  No SAR's were awarded in the 1995 Fiscal Year.

     (2) Options granted under the 1989 Non-Qualified Stock Option Plan have a term of up to ten years as determined by the Stock Option Plan Committee (the "Committee"). Options become exercisable after the later of one year from date of grant or the completion of two years of continued employment. After such date, optioned shares are exercisable only to the extent of one-fifth of the total number of optioned shares per year. After the fourth year, option grants are exercisable in full. The Committee may prescribe longer time periods and additional requirements with respect to the exercise of an option and may terminate unexercised options based on the performance of the employee. No option may be exercised unless the employee is in the employ of the Company. The Company is required to withhold income taxes from income realized by an employee on the exercise of an option. The Company will (i) reduce the amount of stock issued to reflect the necessary withholding, (ii) withhold the appropriate tax from other compensation due to the optionee, or (iii) condition transfer of any stock to the employee on the payment to the Company of the required taxes.
                 Potential Realizable Value of Assumed
                 Rates of Stock Price Appreciation for
                 Option Term (10 Years)



                       0%                    5%                   10%
                     Gain (3)          Gain (4) (5)         Gain (4) (5)

Name

Israel Cohen                $0             $40,689             $103,115
                             0             392,619              994,973
                            $0            $433,308           $1,098,088


David B Sykes               $0             $40,689             $103,115
                             0             196,309              497,487
                            $0            $236,998             $600,602

Pete Manos                  $0            $ 40,689             $103,115
                             0             261,746              663,316
                            $0            $302,435             $766,431

Alvin Dobbin                $0             $40,689             $103,115
                             0              91,611              232,160
                            $0            $132,300             $335,275

David Rutstein              $0             $40,689             $103,115
                             0              91,611              232,160
                            $0            $132,300             $335,275




     (3) As shown in this column, no gain to the named officers or all optionees is possible without appreciation in the price of the Company's stock, which will benefit all shareholders.

     (4) The price of GFSA Common Stock at the end of the ten year term of the option grant at a 5% annual appreciation would be $42.16 and $33.90, and at a 10% annual appreciation would be $67.13 and $53.98. These appreciation rates are the result of calculations required by the Securities and Exchange Commission's rules and therefore are not intended to forecast future appreciation, if any, in the stock price of the Company.

     (5) The gain is calculated from the exercise price of the options listed above, $25.88 and $20.81 based on the grant date of the options. Option grants are at 100% of market value on the date of grant.
         Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Option SAR/Values (1)


                    Shares            SARs         Value
                  Acquired on       Exerc'd       Realized
Name              Exercise(#)         (#)           ($)

Israel Cohen         440              -0-          7,081   (2)

David B Sykes        -0-              -0-           -0-

Pete Manos           -0-              -0-           -0-

Alvin Dobbin         -0-              -0-           -0-

David Rutstein      6,700             -0 -         126,737 (2)




                                           Value of         Value of
             Number of     Number of       Unexerc'd        Unexerc'd
             Unexerc'd     Unexerc'd       In-the-Money     In-the-Money
             Options/SARs  Options/SARs    Options/SARs     Options/SARs
             at FY-End     at FY-End       at FY-End($)     at FY-End($)
Name         Exercisable  Unexercisable   Exercisable(2)   Unexercisable

Israel Cohen     13,500      61,500          $3,436            $89,440

David B Sykes    10,500      34,500          $3,436            $47,215

Pete Manos       11,500      43,500          $3,436            $61,290

Alvin Dobbin        890      20,100          $3,436            $24,695

David Rutstein    8,900      20,100          $3,436            $24,695





     (1) Value is before taxes. The dollar values are computed by determining the difference between the fair market value of the underlying Common Stock and the exercise price at fiscal year end.

     (2) Mr. Cohen and Mr. Rutstein exercised options to purchase shares, the value of which was determined by the difference between the market price and the option price on the date of exercise.

PENSION TABLE

Pension Plan:

The Company maintains a tax-qualified defined benefit pension plan for approximately 2,450 salaried employees. The following table provides an example of benefits at the normal retirement age of 65 payable as a life annuity:

                                 Estimated Annual Benefits

                              Pension from Retirement Plan
          Highest Five        for Following Number of Years
          Year Average              of Credited Service*
          Earnings             10           20           30

          $ 40,000          $ 4,104     $ 8,608      $ 13,512
            70,000            8,154      17,008        26,562
           100,000           12,204      25,408        39,612
           150,000           18,954      39,408        61,362
           200,000           25,704      53,408        83,112
           250,000           32,454      67,408       104,862
           300,000           39,204      81,408       126,612
           350,000           45,954      95,408       148,362
           400,000           52,704     109,408       170,112

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

*The amounts shown above include benefits payable from the Supplemental Retirement Arrangements.
The number of years of credited service of the Executive Officers listed in the remuneration table under the Retirement Plan, determined as of February 25, 1995 are: Mr. Cohen, 24 years; Mr. Sykes, 24 years; Mr. Dobbin, 24 years; Mr. Manos, 24 years; and Mr. Rutstein, 17 years. Two of the officers (Messrs. Cohen and Sykes) are currently receiving retirement payments from the plan, as required by law for participants over age 70 1/2.

Supplemental Retirement Arrangements:

Two unfunded nonqualified pension plans are currently in effect. For three of the officers listed in the remuneration table (Messrs. Cohen, Sykes and Dobbin), the Supplemental Plan provides that in the event that annual benefits from the Company's Retirement Plan, profit sharing and thrift plans, and from Social Security do not equal sixty percent (60%) of the earnings averaged over the five years prior to retirement, a supplemental pension would be paid so that the total of all benefits, including Social Security, equals sixty percent (60%). For less than fifteen years of service, the total benefit is proportionately reduced. The Supplemental Plan also provides a make-up benefit for those who will be impacted by the $150,000 compensation limit in the Retirement Plan. The Excess Benefit Plan was adopted in 1988 to restore benefits not payable from the Retirement Plan solely due to the maximum benefit limitations of IRC Section 415.

Compensation of Directors

During Fiscal Year 1995, Directors and Directors Emeritus who were not employees received an annual fee of $35,000 and a fee of $250 for committee meetings attended.

Termination of Employment

Not applicable.

Employment Contracts and Termination of Employment and Change-in Control Arrangements

Not applicable.

Compensation Committee Interlocks and Insider Participation

Mrs. Unseld and Messrs. Beckner and O'Malley comprise the Company's Officers' Executive Compensation Committee. Mr. O'Malley is of counsel to the law firm of O'Malley & Miles which represents the Company with respect to certain legal matters.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

                (a)  Security Ownership of Certain Beneficial Owners
                       (as of May 1, 1995)

                  The following table sets forth information with respect to the ownership of the voting securities of the Company as of May 1, 1995.
                                                      Nature
                                          Number      of
                        Title of          Shares      Beneficial Percent
Name and Address        Class of Stock    Owned       Ownership  of Class

Israel Cohen            Common AC           125,000   Direct      100.0%
6300 Sheriff Road
Landover, Maryland  20785

J Sainsbury (USA)
 Holdings Inc.*        Common AL           125,000   Direct      100.0%



                (b)  Security Ownership of Management (as of May 1, 1995)

                  The following table sets forth the number of each class of equity securities of the Company beneficially owned by each Director, named executive Officers and Directors and Executive Officers of the Company as a group as of May 1, 1995.
                                                      Nature
                                          Number      of
                        Title of          Shares      Beneficial Percent
Name and Title          Class of Stock    Owned       Ownership  of Class

Israel Cohen             Common Stock A  2,806,769(1) Direct and   4.615%
     Chairman of the     (Non-Voting)                 Indirect
     Board and CEO,      Common Stock AC   125,000    Direct     100.000%
     Director            (Voting)

David J. Sainsbury       Common Stock A       0   (2) Direct and       0%
     Director            (Non-Voting)                 Indirect


Dino B. Adriano          Common Stock A       0       Direct and       0%
     Director            (Non-Voting)                 Indirect


Harry Beckner            Common Stock A      1,000    Direct        .002%
     Director            (Non-Voting)


* These shares were acquired on November 14, 1994 from the Lehrman family in a private transaction. David B Sykes
Common Stock A    234,156    Direct and    .385%
     Sr. Vice President- (Non-Voting)                 Indirect
     Finance, Sec'y,
     Treasurer, Director

Constance M. Unseld      Common Stock A      1,000    Direct        .002%
     Director            (Non-Voting)

Peter F. O'Malley        Common Stock A      2,000    Indirect
     Director            (Non-Voting)                               .003%

Millard F. West, Jr.     Common Stock A     23,800(4) Indirect      .039%
     Director Emeritus   (Non-Voting)

Morton H. Wilner         Common Stock A     10,000    Indirect      .016%
     Director Emeritus   (Non-Voting)

Pete Manos               Common Stock A    101,559(5) Direct and    .167%
     President           (Non-Voting)                 Indirect

Alvin Dobbin             Common Stock A    132,669(6) Direct and    .218%
     Sr. Vice President- (Non-Voting)                 Indirect
     Operations

David Rutstein           Common Stock A    117,037(6) Direct and    .192%
     Sr. Vice President- (Non-Voting)                 Indirect
     General Counsel

All Directors and        Common Stock A  3,841,775    Direct and   6.316%
     Officers as a       (Non-Voting)                 Indirect
     Group (29 persons)

                         Common Stock AC   125,000(7)            100.000%
                         (Voting)

                         Common Stock AL   125,000(7)            100.000%
                         (Voting)

            (c)  Changes in Control

                      Not applicable.

NOTES:
(1) Includes 75,000 shares acquirable under stock option plans within sixty days.
(2) Mr. Sainsbury disclaims beneficial ownership of the Common Stock of the Company beneficially owned by J Sainsbury (USA) Holdings Inc. Mr. Sainsbury is a director of J Sainsbury plc, the ultimate parent company of J Sainsbury (USA) Holdings Inc. In addition to the 125,000 Class AL voting shares listed above, J Sainsbury (USA) Holdings Inc. owns 9,779,931 Class A non-voting shares.

(3) Includes 45,000 shares acquirable under stock option plans within sixty days.

(4) Includes 14,000 shares owned by wife for which Mr. West disclaims beneficial ownership.

(5) Includes 55,000 shares acquirable under stock option plans within sixty days.

(6) Includes 29,000 shares acquirable under stock option plans within sixty days.

(7)     As noted in Item 12(a) above.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             (a)     Transactions with Management and Others

             The Company operates a store in Hyattsville, Maryland under a lease (originally executed in 1954) from a partnership in which Israel Cohen has a 25% interest. Mr. Cohen's shares of gross rentals (minimum and percentage where applicable) for the last three fiscal years were as follows: $123,605 (FY 1995) $119,094 (FY 1994) and $130,219 (FY 1993).

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

                              PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K
                                                          Page in
                                                          Form 10-K

(a) The following documents are filed as part of this report:

        (1)     Financial Statements and
                supplementary data:

                Report of Independent Accountants            16
                Consolidated Statements of Income
                 for the years ended February 25,
                 1995, February 26, 1994 and
                 February 27, 1993                           17
                Consolidated Balance Sheets at
                 February 25, 1995, February 26, 1994
                 and February 27, 1993                       18-19
                Consolidated Statements of Changes
                 in Shareholders' Equity for the years
                 ended February 25, 1995, February 26,
                 1994 and February 27, 1993                  20-21
                Consolidated Statements of Cash Flows
                 for the years ended February 25, 1995,
                 February 26, 1994 and February 27, 1993     22-23
                Notes to Consolidated Financial
                 Statements                                  24-36

                Supplementary Financial Information
                 (unaudited)                                 37

        (2)     Financial Statement Schedule:

                 Report of Independent Accountants
                  on Financial Statement Schedule            58

                  Schedule

                  VIII.  Valuation and qualifying accounts   59

                        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        (3)      Exhibits:

                 The Index to Exhibits is on page 60.

(b)     Reports on Form 8-K

                 On October 13, 1994, a report on Form 8-K under Item 5 as filed by the Registrant.

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


                       GIANT FOOD INC.


May 19, 1995           By: /s/ Israel Cohen
                       Israel Cohen
                       Chairman of the Board and Principal Executive
                       Officer


May 19, 1995           By: /s/ David B Sykes
                       David B Sykes, Senior Vice
                       President-Finance, Chief
                       Financial Officer and
                       Principal Accounting Officer



May 19, 1995           By: /s/ Israel Cohen
                       Israel Cohen, Director


May 19, 1995           By: /s/ David B Sykes
                       David Sainsbury, Director


May 19, 1995           By: /s/ Dino Adriano
                       Dino Adriano, Director


May 19, 1995           By: /s/ Harry Beckner
                       Harry Beckner, Director


May 19, 1995           By: /s/ Constance M. Unseld
                       Constance M. Unseld, Director


May 19, 1995           By: /s/ Peter F. O'Malley
                       Peter F. O'Malley, Director
                     Report of Independent Accountants
                     on Financial Statement Schedule

To the Board of Directors
Giant Food Inc.


Our audits of the consolidated financial statements referred to in our report dated March 27, 1995 also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/

PRICE WATERHOUSE LLP

Washington, D.C.
March 27, 1995
             GIANT FOOD INC. AND SUBSIDIARIES         SCHEDULE VIII
                                                     (THOUSANDS OF DOLLARS)

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                          Additions
                              Balance     Charged                 Balance
                              beginning   to costs                end of
Description                   of period   & expenses  Deductions  period

Year ended February 25, 1995
 Provision for
  insurance claims            $25,417     $32,781     $22,727 (a)  $35,471

Year ended February 26, 1994
 Provision for
  insurance claims            $20,986     $32,419     $27,988  (a) $25,417


Year ended February 27, 1993
 Provision for
  insurance claims            $19,126     $30,780     $28,920 (a)  $20,986


(a) Deductions consist of:
                                1995        1994        1993
     Payments                 $22,203     $29,553     $30,439
     Change in current portion    524      (1,565)     (1,519)
                              $22,727     $27,988     $28,920

                            INDEX TO EXHIBITS


                             Exhibit                        Page

1989 Non-Qualified           Incorporated by reference
 Stock Option Plan           to the Company's Form 10-K
                             filed with the SEC in
                             May, 1993 for the Fiscal
                             Year Ended February 27, 1993     --


Non-Qualified Executive      Incorporated by reference
 Stock Bonus Plan            to the Company's Form 10-K
                             filed with the SEC in
                             May, 1993 for the Fiscal
                             Year Ended February 27, 1993     --


Split Dollar Insurance       Incorporated by reference
 Program                     to the Company's Form 10-K
                             filed with the SEC in
                             May, 1993 for the Fiscal
                             Year Ended February 27, 1993     --


Supplemental Retirement      Incorporated by reference
 Plan                        to the Company's Form 10-K
                             filed with the SEC in
                             May, 1993 for the Fiscal
                             Year Ended February 27, 1993     --


Excess Benefit Plan          Incorporated by reference
                             to the Company's Form 10-K
                             filed with the SEC in
                             May, 1993 for the Fiscal
                             Year Ended February 27, 1993     --


Computation of Earnings      Exhibit 11                       61
 Per Common Share


Subsidiaries                 Exhibit 21                       62


Consent of Independent       Exhibit 23                       63
 Accountants

Financial Data Schedule      Exhibit 27                       --

             GIANT FOOD INC. AND SUBSIDIARIES         EXHIBIT 11

             COMPUTATION OF EARNINGS PER COMMON SHARE

FIFTY-TWO WEEKS ENDED FEBRUARY 25, 1995, FEBRUARY 26, 1994 AND
FEBRUARY 27, 1993

                                       1995          1994           1993
Primary:
 Earnings:
  Net income                      $ 94,161,000  $ 95,231,000   $ 81,506,000

 Shares:
  Weighted average number of
   common shares outstanding        59,368,068    59,659,352     59,648,084
  Assuming exercise of options,
   using average market price,
   reduced by the number of shares
   which could have been purchased
   with the proceeds from
   exercise of such options            143,665       245,425        213,351

 Weighted average number of common
  shares outstanding, as adjusted   59,511,733    59,904,777     59,861,435

 Primary earnings per common share       $1.58         $1.59          $1.36

Assuming full dilution:
 Earnings:
  Net income                      $ 94,161,000  $ 95,231,000   $ 81,506,000

 Shares:
  Weighted average number of
   common shares outstanding        59,368,068    59,659,352     59,648,084
  Assuming exercise of options,
   using higher of ending or
   average market price, reduced
   by the number of shares which
   could have been purchased with
   the proceeds from exercise
   of such options                     168,075       303,323        216,096

 Weighted average number of common
  shares outstanding, as adjusted   59,536,143    59,962,675     59,864,180

 Fully diluted earnings
  per common share                       $1.58         $1.59          $1.36

Note: This calculation is submitted in accordance with Regulation S-K item
      601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than
3%.
                                EXHIBIT 21



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

                                EXHIBIT 23


                    CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-21992) and in the Prospectuses constituting part of the Registration Statements on Forms S-3 (Nos. 33-33049, 33-40851 and 33-45261) of Giant Food Inc. of our report dated March 27, 1995 appearing on page 16 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 58 of this Form 10-K.
/s/
PRICE WATERHOUSE LLP
Washington, D.C.
May 24, 1995