Form 10-Q
period 1995-05-20
GIANT FOOD INC
filed 1995-06-30
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Twelve Weeks ended May 20, 1995

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

              The number of shares outstanding of each of the registrant's classes of common stock as of this date is as follows:

Title of stock                                         Number of shares
class ($l par)                                            Outstanding
"A" non-voting                                            59,026,493
"AC" voting                                                  125,000
"AL" voting                                                  125,000
                                                          59,276,493

                        GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - MAY 20, 1995 AND FEBRUARY 25, 1995

                           Dollar amounts in thousands


                                     ASSETS

                                                  May 20,      February 25,
                                                    1995          1995
                                                 (Unaudited)



Current assets:
  Cash and cash equivalents                      $   134,091  $    157,045
  Short-term investments (Note 2)                     84,072        92,757
  Receivables                                         50,428        43,867
  Inventories (Note 3)                               242,158       237,978
  Prepaid expenses                                    23,794        24,692

     Total current assets                            534,543       556,339

Property, plant and equipment                      1,354,783     1,329,399
  Less accumulated depreciation                      629,832       609,214

                                                     724,951       720,185

Property under capital leases, net
  of accumulated amortization, (5/20/95,
  $61,210; 2/25/95, $59,876)                         104,169       105,502

Other assets                                          40,851        34,684

                                                 $ 1,404,514   $ 1,416,710








               See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS - MAY 20, 1995 AND FEBRUARY 25, 1995

                          Dollar amounts in thousands

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               May 20,     February 25,
                                                1995           1995
                                            (Unaudited)

Current liabilities:
  Current portion of long-term debt         $    12,236     $    28,136
  Accounts payable                              224,294         225,829
  Accrued liabilities                            77,401          85,309
  Dividends payable                              11,309          10,663
  Income taxes                                   17,616          16,808

    Total current liabilities                   342,856         366,745

Long-term debt, net of current portion:
  Notes and mortgages                            57,665          57,805
  Obligations under capital leases              139,983         140,946

                                                197,648         198,751


Other liabilities                                96,587          95,758

Shareholders' equity
  Common stock, $1 par, all classes              60,257          60,257
  Net unrealized loss on short-term investments    (785)         (1,648)
  Retained earnings                             731,355         720,784
                                                790,827         779,393
  Less class "A" stock held in
    treasury, at cost (5/20/95 980,127
    2/25/95, 1,002,464 shares)                   23,404          23,937
                                                767,423         755,456

                                            $ 1,404,514     $ 1,416,710





                      See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                TWELVE WEEKS ENDED MAY 20, 1995 AND MAY 21, 1994
                                   (Unaudited)

                          Dollar amounts in thousands
                           except for per share data


                                              Twelve Weeks
                                            1995           1994

Sales                                   $   869,235    $  829,697

Cost of goods sold                          611,609       583,850

Operating expenses                          219,420       210,504

Interest:
  Notes and mortgages                         1,368         1,941
  Lease obligations                           3,698         3,757
  Income                                     (3,296)       (2,024)

Other income                                               (1,978)
                                            832,799       796,050

Income before provision
  for income taxes                           36,436        33,647

Provision for income
  taxes                                      14,330        13,233

Net income                              $    22,106    $   20,414

Net income per share                    $       .37    $      .34

Dividends per share                     $       .185   $      .18

Average number of shares                  59,261,777    59,553,243




                    See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                TWELVE WEEKS ENDED MAY 20, 1995 AND MAY 21, 1994
                                  (Unaudited)

                           Dollar amounts in thousands


                                                       Twelve Weeks
                                                      1995          1994

Cash flows from operating activities:
  Net income                                     $     22,106   $   20,414
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                         20,618       20,668
  Amortization of property under capital leases         1,333        1,329
  Other adjustments, net                                  400          380
  Net change in cash from changes in operating
  assets and liabilities, detailed below              (18,210)     (11,802)

Net cash provided by operating activities              26,247       30,989

Cash flows from investing activities:
  Purchase of short-term investments                   (8,956)      (3,798)
  Sale of short-term investments                       18,955       13,230
  Capital expenditures                                (31,862)     (29,616)
  Other investing activities                                        (2,088)
Net cash used in investing activities                 (21,863)     (22,272)

Cash flows from financing activities:
  Repayments of notes and mortgages                   (16,125)        (222)
  Repayments of obligations under capital leases         (879)        (796)
  Purchases of treasury stock                                       (3,566)
  Issuance of common stock                                329          124
  Dividends paid                                      (10,663)     (10,395)
Net cash used in financing activities                 (27,338)     (14,855)

Net change in cash and cash equivalents               (22,954)      (6,138)
Cash and cash equivalents, beginning of year          157,045      111,845

Cash and cash equivalents, end of quarter         $   134,091   $  105,707

Increase (decrease) in cash from changes in
operating assets and liabilities:
  Accounts receivable                             $    (6,561)  $   (2,836)
  Inventory                                            (4,180)       9,546
  Prepaid expenses                                        898       (1,920)
  Accounts payable                                     (1,535)     (19,517)
  Accrued expenses                                     (7,908)      (4,493)
  Income taxes payable                                    808        6,787
  Deferred taxes                                         (561)
  Other liabilities                                       829          631

                                                  $   (18,210)  $  (11,802)

                  See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                TWELVE WEEKS ENDED MAY 20, 1995 AND MAY 21, 1994
                                  (Unaudited)
                           Dollar amounts in thousands

1.  Consolidated financial statements:

    The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.


    Such results for the twelve weeks ended May 20, 1995 and May 21, 1994 are not necessarily indicative of results to be expected for the full year.

2.  Short-term investments:

    Short-term investments consisted of:

      As of May 20, 1995:
                                               GROSS
                                         UNREALIZED HOLDING
                                 COST         (LOSSES)         FAIR VALUE

    U.S. Treasury securities   $ 61,976        $  (961)         $ 61,015
    Federal agency securities    23,410           (353)           23,057
                               $ 85,386        $(1,314)         $ 84,072

      As of February 25, 1995:
                                               GROSS
                                         UNREALIZED HOLDING
                                 COST      (LOSSES) GAINS      FAIR VALUE

    U.S. Treasury securities   $ 71,052        $(1,767)         $ 69,285
    Federal agency securities    18,788           (984)           17,804
    Corporate bonds or other      5,653             15             5,668
                               $ 95,493        $(2,736)         $ 92,757








    Maturities of short-term investments at May 20, 1995, were as follows:

                                              COST        FAIR VALUE

    Due within one year                     $ 22,775       $ 22,613
    Due after one year through five years     62,611         61,459
                                            $ 85,386       $ 84,072

3.  Inventories:

    The inventories valued using the LIFO method were approximately 84% of the Company's inventories as at May 20, 1995 and 83% as at February 25, 1995. Under the FIFO method, these inventories would have been higher by $81,867 and $80,967, respectively. The pre-tax LIFO charge was $900 for the twelve week period ended May 20, 1995 and $900 for the twelve week period ended May 21, 1994.

4. Net cash flows from operating activities reflects cash payments for interest and income taxes as follows:
                                                   12 weeks ended
                                               May 20,         May 21,
                                                 1995            1994

    Interest paid                               $ 5,388        $ 7,641

    Income taxes paid                            13,520          6,168

    Non - cash investing and financing activities, for the twelve weeks ending May 21, 1994 excluded from the Consolidated Statements of Cash Flows the of recording of a capital lease aggregating $3,754.

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

Results of Operations:

         A summary of the principal income statement percentages are tabulated below:

                                12 Weeks Ended          12 Weeks Ended
                                 May 20, 1995            May 21, 1994
                                       %                      %


Gross Profit                         29.64                  29.63
Operating Expenses                   25.24                  25.37
Interest Expense-Notes & Mortgages     .16                    .23
Interest Expense-Lease Obligations     .43                    .45
Interest (Income)                   (  .38)                (  .24)
Other Income                                               (  .24)
Income Before Income Taxes            4.19                   4.06
Provision for Income Taxes            1.65                   1.60
Income before cumulative
   effect of change in accounting
   for deferred taxes                 2.54                   2.46






         Below are the differences for the periods ended May 20, 1995 compared with May 21, 1994 in thousands of dollars and percentages:

                                                   Increase (Decrease)
                                                       Twelve Weeks
                                                      $            %

Sales                                               39,538        4.8%

Gross Profit                                        11,779        4.8%
Operating Expenses                                   8,916        4.2%
Interest Expense-Notes & Mortgages                    (573)     -29.5%
Interest Expense-Lease Obligations                     (59)      -1.6%
Interest Income                                      1,272       62.8%
Other Income                                        (1,978)
Income Before Income Taxes                           2,789        8.3%
Provision for Income Taxes                           1,097        8.3%
Income before cumulative effect of
   change in accounting for deferred taxes           1,692        8.3%

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twelve weeks ended May 20, 1995 vs. twelve weeks ended May 21, 1994):

     Sales increased $39.5 million or 4.8%, including an increase of 2.6%, for stores in operation in both years. The strong trend in sales growth has been the result of an aggressive promotional program that began in the fourth quarter of the prior year.

     Gross profit increased $11.8 million. Gross profit as a percent of sales was 29.64% compared to 29.63% in the prior year. The stable level of gross profit is the result of the lower margins being offset by the gains from operating efficiencies in distribution, manufacturing and processing areas.

     Operating expenses decreased from 25.37% of sales to 25.24%.
Operating efficiencies contributed to this decrease, with expenses increasing by 4.2% while sales increased by 4.8%.

     Interest expense on notes and mortgages decreased by $573 thousand because of repayment of mortgages. Interest income increased by $1.3 million because of higher yields.

     In the prior year the Company realized other income of $1.978 million from the sale of its interest in a partnership that operates the automatic teller machines in its stores.

     Pre-tax earnings increased $2.8 million, an increase of 8.3%. The effective tax rate was 39.3% for both the current and prior period.

     Net income was 2.54% of sales for the current quarter compared with 2.46% for the same period of the prior year.

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

LIQUIDITY:

     Working capital increased $2.1 million from February 25, 1995.

     At May 20, 1995 working capital ratio was 1.56 to 1, compared to 1.52 to 1 at February 25, 1995. Including LIFO reserves of $81.9 million at May 20, 1995, the working capital ratio was 1.80 to 1.

     At May 20, 1995, cash and cash equivalents were $134.1 million and short-term investments were $84.1 million totaling $218.2 million compared with $249.8 million as of February 25, 1995. The major factor in the reduction of cash was the payoff of a $16 million mortgage, which carried an interest rate of 9.73%

    It is estimated that cash, cash equivalents and short-term investments, together with cash flow from operations will be adequate to complete planned capital expenditures, debt reduction and dividend requirements. Capital expenditures include the announced plans for starting or opening 18 stores together with five shopping centers in the next year and half. The Company has a $50 million revolving credit facility, and has had no short-term bank borrowings for more than sixteen years.

CAPITALIZATION:

         Shareholders' equity as a percentage of capitalization was 78.5% on May 20, 1995, compared to 76.9% on February 25, 1995 and 74.3% on May 21, 1994.

                          GIANT FOOD INC. AND SUBSIDIARIES




                                OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K:

The Company did not file any reports on Form 8-K during the twelve weeks ended May 20, 1995.




                                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Giant Food Inc.

                                                   (Registrant)





Date June 30, 1995                 By/s/ Israel Cohen

                                     Israel Cohen
                                     Chairman of the Board
                                     Chief Executive Officer



Date June 30, 1995                 By/s/ David B Sykes

                                     David B Sykes
                                     Senior Vice President Finance,
                                     Treasurer
                                     Chief Financial Officer and
                                     Principal Accounting Officer