Form 10-Q
period 1995-08-12
GIANT FOOD INC
filed 1995-09-22
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Twelve Weeks ended August 12, 1995

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

              The number of shares outstanding of each of the registrant's classes of common stock as of this date is as follows:

Title of stock                                         Number of shares
class ($l par)                                            Outstanding
"A" non-voting                                            59,084,930
"AC" voting                                                  125,000
"AL" voting                                                  125,000
                                                          59,334,930

                      GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - AUGUST 12, 1995 AND FEBRUARY 25, 1995

                           Dollar amounts in thousands


                                     ASSETS

                                                  August 12,   February 25,
                                                    1995          1995
                                                 (Unaudited)



Current assets:
  Cash and cash equivalents                      $   133,140  $    157,045
  Short-term investments (Note 2)                    103,180        92,757
  Receivables                                         45,502        43,867
  Inventories (Note 3)                               213,015       237,978
  Prepaid expenses                                    24,185        24,692

     Total current assets                            519,022       556,339

Property, plant and equipment                      1,333,679     1,329,399
  Less accumulated depreciation                      594,684       609,214

                                                     738,995       720,185

Property under capital leases, net
  of accumulated amortization, (8/12/95,
  $62,543; 2/25/95, $59,876)                         102,835       105,502

Other assets                                          38,702        34,684

                                                 $ 1,399,554   $ 1,416,710








               See notes to consolidated financial statements.

                     GIANT FOOD INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS - AUGUST 12, 1995 AND FEBRUARY 25, 1995

                          Dollar amounts in thousands

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             August 12,    February 25,
                                                1995           1995
                                            (Unaudited)

Current liabilities:
  Current portion of long-term debt         $    12,334     $    28,136
  Accounts payable                              217,710         225,829
  Accrued liabilities                            80,739          85,309
  Dividends payable                              10,965          10,663
  Income taxes                                   10,482          16,808

    Total current liabilities                   332,230         366,745

Long-term debt, net of current portion:
  Notes and mortgages                            56,261          57,805
  Obligations under capital leases              139,021         140,946

                                                195,282         198,751


Other liabilities                                95,715          95,758

Shareholders' equity
  Common stock, $1 par, all classes              60,257          60,257
  Net unrealized loss on short-term investments    (514)         (1,648)
  Retained earnings                             738,592         720,784
                                                798,335         779,393
  Less class "A" stock held in
    treasury, at cost (8/12/95 921,690
    2/25/95, 1,002,464 shares)                   22,008          23,937
                                                776,327         755,456

                                            $ 1,399,554     $ 1,416,710





                      See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                TWENTY-FOUR WEEKS ENDED AUGUST 12, 1995 AND AUGUST 13, 1994
                                   (Unaudited)

                          Dollar amounts in thousands
                           except for per share data


                          Twenty-four Weeks           Twelve Weeks
                         1995          1994          1995           1994

Sales                $ 1,725,750   $ 1,656,097   $   856,515    $  826,400

Cost of goods sold     1,214,067     1,167,749       602,458       583,899

Operating expenses       442,277       425,522       222,857       215,018

Interest:
  Notes and mortgages      2,480         3,778         1,112         1,837
  Lease obligations        7,378         7,521         3,680         3,764
  Income                  (6,173)       (4,324)       (2,877)       (2,300)

Other income                            (1,978)
                       1,660,029     1,598,268       827,230       802,218

Income before provision
  for income taxes        65,721        57,829        29,285        24,182

Provision for income
  taxes                   25,850        22,744        11,520         9,511

Net income           $    39,871    $   35,085   $    17,765    $   14,671

Net income per share $       .67           .59   $       .30    $      .25

Dividends per share          .37           .36   $       .185   $      .18

Average number
  of shares            59,278,951    59,476,236    59,296,126    59,399,179





                    See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            TWENTY-FOUR WEEKS ENDED AUGUST 12, 1995 AND AUGUST 13, 1994
                                  (Unaudited)

                           Dollar amounts in thousands

                                                      Twenty-four Weeks
                                                      1995          1994

Cash flows from operating activities:
  Net income                                     $     39,871   $   35,085
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                         41,446       41,792
  Amortization of property under capital leases         2,667        2,668
  Other adjustments, net                               (1,251)         760
  Net change in cash from changes in operating
  assets and liabilities, detailed below                4,042       (3,644)

Net cash provided by operating activities              86,775       76,661

Cash flows from investing activities:
  Purchase of short-term investments                  (30,586)     (12,245)
  Sale of short-term investments                       12,032       39,000
  Maturity of short-term                               10,000
  Capital expenditures                                (63,023)     (50,972)
Net cash used in investing activities                 (71,577)     (24,217)

Cash flows from financing activities:
  Repayments of notes and mortgages                   (17,513)      (1,505)
  Repayments of obligations under capital leases       (1,758)      (1,603)
  Purchases of treasury stock                                       (5,779)
  Issuance of common stock                              1,817          135
  Dividends paid                                      (21,649)     (21,128)
Net cash used in financing activities                 (39,103)     (29,880)

Net change in cash and cash equivalents               (23,905)      22,564
Cash and cash equivalents, beginning of year          157,045      111,845

Cash and cash equivalents, end of quarter         $   133,140   $  134,409

Increase (decrease) in cash from changes in
operating assets and liabilities:
  Accounts receivable                             $    (1,635)  $   (3,286)
  Inventory                                            24,963       25,731
  Prepaid expenses                                        507        1,005
  Accounts payable                                     (8,119)     (28,570)
  Accrued expenses                                     (4,570)         160
  Income taxes payable                                 (6,326)         183
  Deferred taxes                                       (1,086)
  Other liabilities                                       308        1,133

                                                  $     4,042   $   (3,644)

                  See notes to consolidated financial statements.

                       GIANT FOOD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                TWENTY-FOUR WEEKS ENDED AUGUST 12, 1995 AND AUGUST 13, 1994
                                  (Unaudited)
                           Dollar amounts in thousands

1.  Consolidated financial statements:

    The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.


    Such results for the twelve weeks ended August 12, 1995 and August 13, 1994 are not necessarily indicative of results to be expected for the full year.

2.  Short-term investments:

    Short-term investments consisted of:

      As of August 12, 1995:
                                               GROSS
                                         UNREALIZED HOLDING
                                 COST         (LOSSES)         FAIR VALUE

    U.S. Treasury securities   $ 80,192        $  (672)         $ 79,520
    Federal agency securities    18,174           (153)           18,021
    Corporate bonds or other      5,680            (41)            5,639
                               $104,046        $  (866)         $103,180

      As of February 25, 1995:
                                               GROSS
                                         UNREALIZED HOLDING
                                 COST      (LOSSES) GAINS      FAIR VALUE

    U.S. Treasury securities   $ 71,052        $(1,767)         $ 69,285
    Federal agency securities    18,788           (984)           17,804
    Corporate bonds or other      5,653             15             5,668
                               $ 95,493        $(2,736)         $ 92,757








    Maturities of short-term investments at August 12, 1995, were as follows:

                                              COST        FAIR VALUE

    Due within one year                     $ 37,397       $ 37,653
    Due after one year through five years     66,649         65,527
                                            $104,046       $103,180

3.  Inventories:

    The inventories using the LIFO method were valued at approximately 84% of the Company's inventories as at August 12, 1995 and 83% as at February 25, 1995. Under the FIFO method, these inventories would have been higher by $82,767 and $80,967, respectively. The pre-tax LIFO charge was $1,800 for both the twenty-four week period ended August 12, 1995 and August 13, 1994.

4. Net cash flows from operating activities reflects cash payments for interest and income taxes as follows:
                                                   24 weeks ended
                                              August 12,      August 13,
                                                 1995            1994

    Interest paid                               $10,806        $12,285

    Income taxes paid                            17,750         16,399

    Non - cash investing and financing activities for the twenty-four weeks ending August 13, 1994 excluded from the Consolidated Statements of Cash Flows the of recording of a capital lease aggregating $3,754.

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

Results of Operations:

         A summary of the principal income statement percentages are tabulated below:

                               24 Weeks Ended            12 Weeks Ended
                             August 12,  August 13,  August 12,  August 13,
                                1995        1994        1995        1994
                                  %           %           %           %


Gross Profit                    29.65       29.49       29.66       29.34
Operating Expenses              25.63       25.70       26.02       26.02
Interest Expense:
   Notes & Mortgages              .14         .23         .13         .22
   Lease Obligations              .43         .45         .43         .45
Interest (Income)              (  .36)     (  .26)     (  .34)     (  .28)
Other Income                               (  .12)
Income Before Income Taxes       3.81        3.49        3.42        2.93
Provision for Income Taxes       1.50        1.37        1.35        1.15
Net Income                       2.31        2.12        2.07        1.78



         Below are the differences for the periods ended August 12, 1995 compared with August 13, 1994 in thousands of dollars and percentages:

                          Increase (Decrease)       Increase (Decrease)
                           Twenty-four Weeks            Twelve Weeks
                              $          %             $           %

Sales                       69,653      4.2%         30,116       3.6%

Gross Profit                23,335      4.8%         11,556       4.8%
Operating Expenses          16,755      3.9%          7,839       3.6%
Interest Expense:
   Notes & Mortgages        (1,298)   -34.4%           (725)    -39.5%
   Lease Obligations          (143)    -1.9%            (84)     -2.2%
Interest Income             (1,849)    42.8%           (577)     25.1%
Other Income                (1,978)
Income Before Income Taxes   7,892     13.6%          5,103      21.1%
Provision for Income Taxes   3,106     13.6%          2,009      21.1%
Net Income                   4,786     13.6%          3,094      21.1%

                             GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twenty-four weeks ended August 12, 1995 vs. twenty-four weeks ended August 13, 1994):

     Sales increased $69.7 million or 4.2%. The increase in sales for stores in operation in both years was 2.1%. This same store sales change was impacted by new units drawing sales away from existing units. Without cannibalization same store sales would have increased 2.5%.

     Gross profit increased $23.3 million. Gross profit as a percent of sales was 29.65% compared to 29.49% for the prior year. The gross profit % increase resulted principally from more profits from processing and manufacturing, and lesser distribution costs.

     Operating expenses decreased from 25.70% of sales to 25.63%.
Increases in payroll and related benefits percentage was below the sales percentage increase resulting in the lower expense in terms of percent to sales.

     Interest expense - notes and mortgages decreased by $1.3 million because of lower debt. Interest income increased by $1.8 million because of higher yields.

     In the prior year the Company realized other income of $2 million from the sale of its interest in a partnership that operates automatic teller machines in its stores.

     Pre-tax earnings increased $7.9 million, an increase of 13.6%. The effective tax rate was 39.3% for both the current and prior year.

     Net income was 2.31% of sales for the current period compared with 2.12% for the same period of the prior year.

                           GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twelve weeks ended August 12, 1995 vs. twelve weeks ended August 13, 1994):

     Sales increased $30.1 million or 3.6%. The increase in sales for stores in operation in both years was 1.7%. This same store sales change was impacted by new units drawing sales away from existing units. Without cannibalization same store sales would have increased 2.1%.

     Gross profit increased $11.6 million. Gross profit as a percent of sales was 29.66% compared to 29.34% for the prior year. The gross profit % increase resulted principally from more profits from processing and manufacturing, and lesser distribution costs.

     Operating expenses was 26.02% in both the current and prior year. The increase in expenses was matched by sales increases.

     Interest expense - notes and mortgages decreased by $725 million because of lower debt. Interest income increased by $577 million because of higher yields.

     Pre-tax earnings were up $5.1 million, an increase of 21.1%. The effective tax rate was 39.3% for both the current and prior year.

     Net income was 2.07% of sales for the current quarter compared with 1.78% for the same period of the prior year.

                           GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

LIQUIDITY:

     Working capital decreased $2.8 million from February 25, 1995.

     At August 12, 1995 working capital ratio was 1.56 to 1, compared to
1.52 to 1 at February 25, 1995. Including LIFO reserves of $82.8 million at August 12, 1995, the working capital ratio was 1.81 to 1.

     At August 12, 1995, cash and cash equivalents were $133.1 million and short-term investments were $103.2 million totaling $236.3 million compared with $249.8 million as at February 25, 1995. During the twelve months ended August 12, 1995 notes and mortgage debt was reduced by $35.6 million.

    It is estimated that cash, cash equivalents and short-term investments, together with cash flow from operations will be adequate to complete planned capital expenditures, debt reduction and dividend requirements. Capital expenditures include the announced plans for starting or opening 18 stores together with five shopping centers. The Company has a $50 million revolving credit facility, and has had no short-term bank borrowings for more than sixteen years.

CAPITALIZATION:

         Shareholders' equity as a percentage of capitalization was 79.9% on August 12, 1995, compared to 79.2% on February 25, 1995 and 77.3% on August 13, 1994.

                          GIANT FOOD INC. AND SUBSIDIARIES




                                OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K:

The Company did not file any reports on Form 8-K during the twelve weeks ended August 12, 1995.




                                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Giant Food Inc.

                                                   (Registrant)





Date  September 22, 1995           By /s/ Pete Manos

                                     Pete Manos
                                     President



Date  September 22, 1995           By /s/ David B Sykes

                                     David B Sykes
                                     Senior Vice President Finance,
                                     Treasurer
                                     Chief Financial Officer and
                                     Principal Accounting Officer