Form 10-Q
period 1995-11-04
GIANT FOOD INC
filed 1995-12-13
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Thirty-six Weeks ended November 4, 1995

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

              The number of shares outstanding of each of the registrant's classes of common stock as of this date is as follows:

Title of stock                                         Number of shares
class ($l par)                                            Outstanding
"A" non-voting                                            59,160,529
"AC" voting                                                  125,000
"AL" voting                                                  125,000
                                                          59,410,529

                        GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - NOVEMBER 4, 1995 AND FEBRUARY 25, 1995

                           Dollar amounts in thousands


                                     ASSETS

                                                 November 4,   February 25,
                                                    1995          1995
                                                 (Unaudited)



Current assets:
  Cash and cash equivalents                      $   102,044  $    157,045
  Short-term investments (Note 2)                    119,037        92,757
  Receivables                                         46,975        43,867
  Inventories (Note 3)                               240,725       237,978
  Prepaid expenses                                    26,231        24,692

     Total current assets                            535,012       556,339

Property, plant and equipment                      1,375,049     1,329,399
  Less accumulated depreciation                      615,674       609,214

                                                     759,375       720,185

Property under capital leases, net
  of accumulated amortization, (11/04/95,
  $63,898; 2/25/95, $59,876)                         101,480       105,502

Other assets                                          31,254        34,684

                                                 $ 1,427,121   $ 1,416,710








               See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - NOVEMBER 4, 1995 AND FEBRUARY 25, 1995

                          Dollar amounts in thousands

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             November 4,    February 25,
                                                1995           1995
                                            (Unaudited)

Current liabilities:
  Current portion of long-term debt         $    12,350     $    28,136
  Accounts payable                              251,339         225,829
  Accrued liabilities                            78,138          85,309
  Dividends payable                              10,988          10,663
  Income taxes                                    8,366          16,808

    Total current liabilities                   361,181         366,745

Long-term debt, net of current portion:
  Notes and mortgages                            46,112          57,805
  Obligations under capital leases              138,121         140,946

                                                184,233         198,751


Other liabilities                                96,247          95,758

Shareholders' equity
  Common stock, $1 par, all classes              60,257          60,257
  Capital in excess of par value                    384
  Net unrealized loss on short-term investments    (124)         (1,648)
  Retained earnings                             745,148         720,784
                                                805,665         779,393
  Less class "A" stock held in
    treasury, at cost (11/04/95, 846,091
    2/25/95, 1,002,464 shares)                   20,205          23,937
                                                785,460         755,456

                                            $ 1,427,121     $ 1,416,710





                      See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

               THIRTY-SIX WEEKS ENDED NOVEMBER 4, 1995 AND NOVEMBER 5, 1994
                                   (Unaudited)

                          Dollar amounts in thousands
                           except for per share data


                          Thirty-six Weeks             Twelve Weeks
                         1995          1994          1995           1994

Sales                $ 2,596,416   $ 2,490,877   $   870,666    $  834,780

Cost of goods sold     1,825,897     1,752,322       611,830       584,573

Operating expenses       670,845       641,723       228,568       216,201

Interest:
  Notes and mortgages      3,720         5,986         1,240         2,208
  Lease obligations       11,079        11,260         3,701         3,739
  Income                  (9,551)       (6,859)       (3,378)       (2,535)

Other income                            (1,978)
                       2,501,990     2,402,454       841,961       804,186

Income before provision
  for income taxes        94,426        88,423        28,705        30,594

Provision for income
  taxes                   37,135        34,777        11,285        12,033

Net income           $    57,291    $   53,646   $    17,420    $   18,561

Net income per share $       .97    $      .90   $       .30    $      .31

Dividends per share  $       .555   $      .54   $       .185   $      .18

Average number
  of shares            59,307,748    59,422,994    59,365,343    59,317,176





                    See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            THIRTY-SIX WEEKS ENDED NOVEMBER 4, 1995 AND NOVEMBER 5, 1994
                                  (Unaudited)

                           Dollar amounts in thousands

                                                      Thirty-six Weeks
                                                      1995          1994

Cash flows from operating activities:
  Net income                                     $     57,291   $   53,646
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                         64,389       63,463
  Amortization of property under capital leases         4,022        4,008
  Other adjustments, net                                1,125         (357)
  Net change in cash from changes in operating
  assets and liabilities, detailed below                2,004       (7,133)

Net cash provided by operating activities             128,831      113,627

Cash flows from investing activities:
  Purchase of short-term investments                  (50,734)     (21,298)
  Sale of short-term investments                       16,966       39,054
  Maturity of short-term investments                   10,000        5,000
  Capital expenditures                                (96,953)     (75,050)
  Other investing activities                           (4,321)        (626)
Net cash used in investing activities                (125,042)     (52,920)

Cash flows from financing activities:
  Repayments of notes and mortgages                   (27,646)     (19,497)
  Repayments of obligations under capital leases       (2,658)      (2,410)
  Purchases of treasury stock                                       (7,237)
  Issuance of common stock                              4,116          282
  Dividends paid                                      (32,602)     (31,814)
Net cash used in financing activities                 (58,790)     (60,676)

Net change in cash and cash equivalents               (55,001)          31
Cash and cash equivalents, beginning of year          157,045      111,845

Cash and cash equivalents, end of quarter         $   102,044   $  111,876

Increase (decrease) in cash from changes in
operating assets and liabilities:
  Accounts receivable                             $    (3,108)  $   (4,300)
  Inventory                                            (2,747)     (13,720)
  Prepaid expenses                                     (1,539)         533
  Accounts payable                                     25,510       10,136
  Accrued expenses                                     (7,171)      (2,886)
  Income taxes payable                                 (8,442)         695
  Other liabilities                                      (499)       2,409

                                                  $     2,004   $   (7,133)

                  See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               THIRTY-SIX WEEKS ENDED NOVEMBER 4, 1995 AND NOVEMBER 5, 1994
                                  (Unaudited)
                           Dollar amounts in thousands

1.  Consolidated financial statements:

    The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.


    Such results for the thirty-six weeks ended November 4, 1995 and November 5, 1994 are not necessarily indicative of results to be expected for the full year.

2.  Short-term investments:

    Short-term investments consisted of:

      As of November 4, 1995:
                                               GROSS
                                         UNREALIZED HOLDING
                                 COST         (LOSSES)         FAIR VALUE

    U.S. Treasury securities   $ 85,595        $  (105)         $ 85,490
    Federal agency securities    22,779           (116)           22,663
    Corporate bonds or other     10,886             (2)           10,884
                               $119,260        $  (223)         $119,037

      As of February 25, 1995:
                                               GROSS
                                         UNREALIZED HOLDING
                                 COST      (LOSSES) GAINS      FAIR VALUE

    U.S. Treasury securities   $ 71,052        $(1,767)         $ 69,285
    Federal agency securities    18,788           (984)           17,804
    Corporate bonds or other      5,653             15             5,668
                               $ 95,493        $(2,736)         $ 92,757








    Maturities of short-term investments at November 4, 1995, were as follows:
                                              COST        FAIR VALUE

    Due within one year                     $ 57,611       $ 57,610
    Due after one year through five years     61,649         61,427
                                            $119,260       $119,037

3.  Inventories:

    The inventories using the LIFO method were valued at approximately 84% of the Company's inventories as at November 4, 1995 and 83% as at February 25, 1995. Under the FIFO method, these inventories would have been higher by $83,667 and $80,967, respectively. The pre-tax LIFO charge was $2,700 for both the thirty-six week period ended November 4, 1995 and November 5, 1994.

4. Net cash flows from operating activities reflects cash payments for interest and income taxes as follows:
                                                   36 weeks ended
                                              November 4,      November 5,
                                                 1995            1994

    Interest paid                               $16,340        $18,874

    Income taxes paid                            45,577         34,020

    Non - cash investing and financing activities for the thirty-six weeks ending November 5, 1994 excluded from the Consolidated Statements of Cash Flows the recording of a capital lease aggregating $3,754.

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

Results of Operations:

         A summary of the principal income statement percentages are tabulated below:

                             36 Weeks Ended             12 Weeks Ended
                        November 4,  November 5,   November 4,  November 5,
                            1995         1994          1995         1994
                               %            %             %            %


Gross Profit                 29.68        29.65         29.73        29.97
Operating Expenses           25.84        25.77         26.25        25.90
Interest Expense:
   Notes & Mortgages           .14          .24           .14          .26
   Lease Obligations           .43          .45           .43          .45
Interest (Income)           (  .37)      (  .28)       (  .39)      (  .30)
Other Income                             (  .08)
Income Before Income Taxes    3.64         3.55          3.30         3.66
Provision for Income Taxes    1.43         1.40          1.30         1.44
Net Income                    2.21         2.15          2.00         2.22



         Below are the differences for the periods ended November 4, 1995 compared with November 5, 1994 in thousands of dollars and percentages:

                          Increase (Decrease)       Increase (Decrease)
                           Thirty-six Weeks            Twelve Weeks
                              $          %             $           %

Sales                      105,539      4.2%         35,886       4.3%

Gross Profit                31,965      4.3%          8,629       3.4%
Operating Expenses          29,123      4.5%         12,367       5.7%
Interest Expense:
   Notes & Mortgages        (2,266)   -37.9%           (968)    -43.8%
   Lease Obligations          (181)    -1.6%            (38)     -1.0%
Interest Income             (2,692)    39.2%           (843)     33.2%
Other Income                (1,978)
Income Before Income Taxes   6,003      6.8%         (1,889)     -6.2%
Provision for Income Taxes   2,358      6.8%           (748)     -6.2%
Net Income                   3,645      6.8%         (1,141)     -6.2%

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Thirty-six weeks ended November 4, 1995 vs. thirty-six weeks ended November 5, 1994):

     Sales increased $105.5 million or 4.2%. The increase in sales for stores in operation in both years was 2.2%. This same store sales change was somewhat impacted by new units drawing sales away from existing units. Without cannibalization same store sales would have increased 2.5%.

     Gross profit increased $32.0 million. Gross profit as a percent of sales was 29.68% compared to 29.65% for the prior year. The gross profit percentage increase resulted principally from lower, as a percent of sales, cost from the distribution activity.

     Operating expenses increased from 25.77% of sales to 25.84%. The Company's expense control cost programs resulted in a lower payroll and related benefit cost offset by increased cost for electronic payment plans and, occupancy cost. As Giant has moved into the northern territory it has incurred substantial pre-opening and promotional costs.

     Interest expense - notes and mortgages decreased by $2.3 million because of lower debt. The Company has reduced this debt by $27.8 million in the 52 weeks ended November 4, 1995. Interest income increased by $2.7 million because of higher yields.

     In the prior year the Company realized other income of $2 million from the sale of its interest in a partnership that operates automatic teller machines in its stores.

     Pre-tax earnings increased $6.0 million, an increase of 6.8%. The effective tax rate was 39.3% for both the current and prior year.

     Net income was 2.21% of sales for the current period compared with 2.15% for the same period of the prior year.

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twelve weeks ended November 4, 1995 vs. twelve weeks ended November 5, 1994):

     Sales increased $35.9 million or 4.3%. The increase in sales for stores in operation in both years was 2.4%. This same store sales change was somewhat impacted by new units drawing sales away from existing units. Without cannibalization same store sales would have increased 2.5%.

     Gross profit increased $8.6 million. Gross profit as a percent of sales was 29.73% compared to 29.97% for the prior year. The gross profit percentage continues at the same level that was realized in the 1st and 2nd reporting periods of the current year when the gross profit percentage was
29.64 and 29.66 respectively. The Company's gross profit has been affected by the promotional activity in the three stores operating in the northern territory.

     Operating expenses were 26.25% compared to 25.90% in the prior year. The increase in expenses was due principally to the fourth year union wage increase that took place in September and to new store pre-opening and advertising expenses incurred in the northern territory.

     Interest expense - notes and mortgages decreased by $968 thousand because of lower debt. Interest income increased by $843 thousand because of higher yields.

     Pre-tax earnings were down $1.9 million, a decrease of 6.2%. The effective tax rate was 39.3% for both the current and prior year.

     Net income was 2.00% of sales for the current quarter compared with 2.22% for the same period of the prior year.

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

LIQUIDITY:

     Working capital decreased $15.8 million from February 25, 1995.

     At November 4, 1995 working capital ratio was 1.48 to 1, compared to
1.52 to 1 at February 25, 1995. Including LIFO reserves of $83.7 million at November 4, 1995, the working capital ratio was 1.71 to 1.

     At November 4, 1995, cash and cash equivalents were $102 million and short-term investments were $119 million totaling $221 million compared with $250 million as at February 25, 1995. During the twelve months ended November 4, 1995 notes and mortgage debt was reduced by $27.8 million.

    It is estimated that cash, cash equivalents and short-term investments, together with cash flow from operations will be adequate to complete planned capital expenditures, scheduled debt reduction and dividend requirements. Capital expenditures include the announced plans for starting or opening 18 stores. Four stores have been opened by November 4, 1995 and two additional units will be opened by mid December 1995. The Company has a $50 million revolving credit facility, a $10 million credit line, and has had no short-term bank borrowings for more than sixteen years.

CAPITALIZATION:

         Shareholders' equity as a percentage of capitalization was 81.0% on November 4, 1995, compared to 79.2% on February 25, 1995 and 78.4% on November 5, 1994.

                          GIANT FOOD INC. AND SUBSIDIARIES




                                OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K:

The Company did not file any reports on Form 8-K during the twelve weeks ended November 4, 1995. On November 28, 1995 the Company file Form 8-K due to changes in control of registrant. On November 22, 1995, Israel Cohen, the Chief Executive Officer and the Chairman of the Board of Directors of Registrant, died of complications associated with Non-Hodgkin's Lymphoma. Included in the 8-K were the News Release dated November 23, 1995 and Article Seven of the Last Will And Testament of Israel Cohen.




                                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Giant Food Inc.

                                                   (Registrant)





Date  December 13, 1995            By /s/ Pete Manos

                                     Pete Manos
                                     President and Chief Executive Officer



Date  December 13, 1995            By /s/ David B Sykes

                                     David B Sykes
                                     Senior Vice President Finance,
                                     Treasurer
                                     Chief Financial Officer and
                                     Principal Accounting Officer