Form 10-K
period 1996-02-24
GIANT FOOD INC
filed 1996-05-21
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            Form 10-K

                          ANNUAL REPORT

             Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

     For the Fiscal Year Ended             Commission File Number
     February 24, 1996                     1-4434

                         GIANT FOOD INC.
        (Exact Name of Registrant as specified in its Charter)


     Delaware                              53-0073545
     (State of Incorporation)    (IRS Employer Identification No.)

                        6300 Sheriff Road
                    Landover, Maryland  20785
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

                Yes              No

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, on definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.



              As of May 1, 1996, 250,000 Voting Common Shares were outstanding, all of which are held by affiliates. Non-Voting Common Shares outstanding were 59,348,933 and the aggregate market value of the Non-Voting Common Shares (based upon the closing price of these shares on the American Stock Exchange) of Giant Food Inc. held by non-affiliates was approximately $1.9 billion.

              The number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 1, 1996 is as follows:

Class A Non-Voting Common Stock     ($1.00 par value)    59,348,933
Class AL Voting Common Stock        ($1.00 par value)       125,000
Class AC Voting Common Stock        ($1.00 par value)       125,000






               DOCUMENTS INCORPORATED BY REFERENCE


   *        *        *         *          *         *         *


Index to Exhibits                           Page 62

                              PART I

ITEM 1.       BUSINESS

              (a)     General Development of Business

              Giant Food Inc. (sometimes herein called "Giant" or the "Company") was incorporated in Delaware in 1935. The Company, together with its subsidiaries (Giant of Maryland, Inc.; Giant of Salisbury, Inc.; Cole Engineering, Inc.; Warex-Jessup, Inc.; Giant Construction Company, Inc.; LECO, Inc.; Bursil, Inc.; GFS Realty, Inc.; GF McLean Shopping Center, Inc.; Giant Automatic Money Systems, Inc.; Super G, Inc.; Montrose Crossing, Inc.; Friendship Macomb SC, Inc.; Bayside Traffic Services of Maryland, Inc; Giant of Talbot Co., Inc.; Giant of Cherry Hill, Inc.; Giant of Washington Township, Inc. and Shaw Community Supermarket, Inc. [85% owned]), operates a chain of 166 supermarkets selling, at retail, food, pharmacy and general merchandise in Washington, D.C., Maryland, Virginia, Delaware and New Jersey. Of the Company's 166 supermarkets, 112 are in the Washington, D.C. Metropolitan Area, including surrounding counties of Maryland and Virginia, 42 are in or near Baltimore, Maryland, and others are in Fredericksburg, Charlottesville and Warrenton, Virginia; Easton, Salisbury, Frederick, Prince Frederick, Westminster, Maryland; Delaware and New Jersey. The Company also operates three freestanding drug stores.

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

              (c)     Narrative Description of Business

              The majority of the Company's stores are located in shopping centers, with the average food and food/pharmacy combination unit generating an annual sales volume of approximately $23,700,000. In certain of its retail stores the Company has pharmacy units and flower departments. The Company also operates freestanding drug stores in Bethesda, Maryland, Salisbury, Maryland and Arlington, Virginia. During the next fiscal year, the Company has planned or will have begun construction of eight supermarkets. Additionally, nine supermarkets will be extensively remodeled during the upcoming fiscal year.

              Giant supermarkets are all self-service and offer a full line of nationally advertised groceries, meat, produce, dairy products, seafood, tobacco, flowers, prepared foods and household and non-food items. In addition, Giant sells groceries, frozen foods, bakery products and dairy products under its own private labels. Unbranded items such as meats and produce are also sold in Giant's supermarkets. For the fiscal years ended in February 1996, 1995 and 1994, respectively, the Company's sales were divided, as follows: meat, delicatessen, dairy and seafood, 22%, 22% and 23%; grocery and non-food, 68%, 69% and 68%; fresh produce, 10%, 9% and 9%.

              Giant operates a full line service delicatessen in 159 stores. Most of the bakery items such as bread, rolls, cakes, pies and pastries, marketed under the names of "Heidi," "Super G" and "Giant," are made in a 250,000 square-foot Company bakery located in Silver Spring, Maryland. The Company operates three distribution centers of approximately 1.2 million combined square feet in Landover, Maryland, one mile from the District of Columbia line. The main center also houses the Company's executive offices, dairy processing plant, flower warehouse and ice cube production plant. The Company owns an executive office building of about 180,000 square feet together with a 750 car parking garage. Giant also owns a 760,000 square-foot dry grocery warehouse located in Jessup, Maryland (including a 20,408 square-foot soft drink bottling plant within that warehouse). Giant also leases a 138,000 square foot frozen food distribution center and a 60,000 square foot ice cream manufacturing facility at the Jessup location.

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

              Additionally, the Company warehouses and distributes to its own stores flowers and gifts, snacks and magazines and pharmaceuticals. The Company also has an in-house advertising agency, a trucking brokerage operation, vending-machine business, an import-export division and also owns seventeen shopping centers and four freestanding stores. Revenue from the Company's construction division from outside construction is de minimis. Transfer sales from the above activities and from its manufacturing and processing operations in support of its retail operations were about $445 million. Pre-tax profits on these transfer sales were approximately $54 million, representing about 32% of total income before income taxes.

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

              (xii) Giant's compliance with federal, state and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had and is not expected to have any material effect upon its capital expenditures, its earnings or its competitive position.

              (xiii) At the end of fiscal 1996, Giant had approximately 25,600 full-time and part-time employees.



              (d)     Financial Information About Foreign and
                      Domestic Operations and Export Sales

              The amount of foreign sales and export sales done by Giant is de minimis and is therefore not reported.


ITEM 2.       PROPERTIES

              The Company operates 166 supermarkets (including 123 combination food/pharmacy stores), 112 in the Washington, D.C. Metropolitan Area, 42 in or near Baltimore, Maryland, and others in Fredericksburg, Charlottesville and Warrenton, Virginia; Frederick, Westminster, Prince Frederick, Easton and Salisbury, Maryland; Delaware and New Jersey.

              Eleven of the Company's stores are fifteen to twenty thousand square feet; twenty-eight are between twenty and thirty thousand square feet; sixteen are thirty to forty thousand square feet; fifty-five stores are between forty to fifty thousand square feet; thirty-nine stores are between fifty and sixty thousand square feet, and seventeen are over sixty thousand square feet.

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

              The Company, through its wholly-owned subsidiary, GFS Realty, Inc., also owns or is the controlling general partner of 17 shopping centers and four freestanding stores. The shopping centers are located at:

              8320 Old Keene Mill Road, Springfield, Virginia
              6223 Baltimore National Pike, Baltimore, Maryland
              7137 Columbia Pike, Annandale, Virginia
              1228 Elden Street, Herndon, Virginia
              46 Bureau Drive, Gaithersburg, Maryland
              7546 Annapolis Road, Lanham, Maryland
              12445 Hedges Run Road, Lakeridge, Virginia
              3501 Plank Road, Fredericksburg, Virginia
              15791 Columbia Pike, Burtonsville, Maryland
              20044 Goshen Road, Gaithersburg, Maryland
              7501 Huntsman Blvd., Springfield, Virginia
              1454 Chain Bridge Road, McLean, Virginia
              12051 Rockville Pike, Rockville, Maryland
              Newark and Macomb Streets, N.W., Washington, D.C.
              5700 South-East Crain Highway, Upper Marlboro, Maryland 20961 Southbank Street, Sterling, Virginia
              10100 Dumfries Road, Manassas, Virginia

              The freestanding combination food/drug stores are located at:

              3757 Old Court Road, Pikesville, Maryland
              1925 East Joppa Road, Joppa Heights, Maryland
              1734 York Road, Lutherville, Maryland
              400 East Evesham Road, Cherry Hill, New Jersey

              In each shopping center, the Company is the major tenant occupying approximately 25% to 90% of the space.

              The table below sets forth certain information with respect to changes in the number of the Company's supermarkets
(including combination food/pharmacy stores) during the past five years:

                     Number at                          Number at
Fiscal Year        Beginning of Year  Opened  Closed   End of Year

February 29, 1992         152            3      1         154
February 27, 1993         154            3      2         155
February 26, 1994         155            4      2         157
February 25, 1995         157            4      0         161
February 24, 1996         161            7      2         166

              With the exception of the bakery, the seventeen shopping centers and four freestanding stores noted above, the distribution centers at Landover and the dry grocery warehouse at Jessup, all the properties occupied by the Company are held under leases which provide for various minimum rentals and, in some cases, additional rentals based on percentages of sales.

              At February 24, 1996, the Company had entered into leases covering stores, warehouses and equipment on which the minimum annual rentals for the succeeding years are as follows:

              Minimum Annual Rentals (In Thousands)

Year           Capital Leases             Operating Leases

1997                20,471                      24,372
1998                20,471                      23,540
1999                20,460                      22,717
2000                20,285                      22,769
2001                20,179                      22,303
Later Years        273,737                     328,908


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

                    Common Stock Price Range

Fiscal 1996                              Fiscal 1995

Quarter Ended     High     Low     Quarter Ended     High     Low

May 20            $28.25   $22.88   May  21          $26.00   $20.63
Aug. 12            32.50    27.88   Aug. 13           21.50    19.88
Nov. 4             32.50    30.88   Nov.  5           22.75    20.63
Feb. 24            34.50    30.75   Feb. 25           24.50    21.88

              The last sale price of Giant's Class A Common (Non-Voting) shares on the American Stock Exchange on May 1, 1996 (the latest most practicable date) was $32.625.

              (b)     Holders

              The approximate number of holders of record for Giant's Class A Non-Voting Stock as of May 1, 1996: 40,000 (includes street name shareholders).

              The number of holders of record for Giant's Class AL Voting Stock as of May 1, 1996: 1.

              The number of holders of record for Giant's Class AC Voting Stock as of May 1, 1996: 1.

              (c)     Dividends

              The table below presents dividend information for Giant's Common shares.

              Dividends Declared Per Share of Common Stock
              Fiscal 1996                  Fiscal 1995
              April   $.185                April  $.18
              July     .185                July    .18
              October  .185                October .18
              January  .185                January .18
                      $.74                        $.72

              The Promissory Note Purchase Agreement with The Prudential Insurance Company of America (see Note 4 to the Consolidated Financial Statements, page 28) includes certain restrictive covenants which, among other things, prohibit the Company from paying dividends after February 22, 1986, aggregating more than 50 percent of its cumulative "consolidated net earnings" (as defined in the Agreement), less the aggregate of dividends paid and less the net amount expended to repurchase or redeem any of its capital stock after February 22, 1986. At February 24, 1996, the specified levels were $94,800,000 in excess of such aggregate amounts of dividends and distributions. The Company anticipates the continuation of its current policies of paying dividends.

ITEM 6.       SELECTED FINANCIAL DATA

                               Year Ended (1), (2)

                1996        1995        1994       1993        1992   (3)

Sales        $3,860,579  $3,695,627  $3,567,468  $3,472,581  $3,489,762

Net Income      102,153      94,161      95,231(*)   81,506      87,180

Earnings per
 share             1.72        1.59        1.60(*)     1.37        1.47

Total assets $1,447,139  $1,416,710  $1,357,813  $1,296,600  $1,251,339

Long-term debt,
net of current
portion:
  Notes and
  mortgages      45,959        57,805      86,068    105,525     113,410

  Obligations
  under capital
  leases        142,863       140,946     141,062    142,831     142,892

Total
 long-term debt 188,822       198,751     227,130    248,356     256,302

Cash dividends
 declared per
 Common share      0.74          0.72        0.70       0.68        0.66

(1)  Year ends last Saturday in February.
(2)  Thousands of dollars except per share figures.
(3)  53 Week Year.
(*) Reflects impact of change in accounting for income taxes. Change equaled $3.9 million of income, equal to 7 cents per share.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

                         SALES  AND  EARNINGS

OVERVIEW

Sales for the 1996 fiscal year were $3.86 billion compared to sales of $3.70 billion in the prior year. Sales for the 1994 fiscal year were $3.57 billion. Sales for the current year increased 4.5%, of which same store sales increased 2.3%. For 1995 and 1994 fiscal years, same store sales increased .9% and 1.4%, respectively. The opening of a new unit may adversely impact our existing stores. Excluding this effect, same store sales for the 1996 fiscal year would have increased another .3% to 2.6%.

The Company opened seven food-drug combination stores during the 1996 fiscal year, including a second store in Delaware and its first store in New Jersey. One of the new stores replaced an older food only unit. The Company also closed a 17,500 square foot food store in Baltimore at the expiration of its lease. These changes added 414,000 square feet, net, bringing the total retail footage to 7.2 million, an increase of 6% over last year. At the end of the fiscal year, the Company operated 169 stores, of which 123 are food-drug combination units, one is a gourmet specialty store and three are freestanding drug stores.

EARNINGS

Pre-tax earnings were $167.8 million, 4.35% of sales, compared to $155.3 million, 4.20% of sales in the prior year, an increase of 8.1%. Pre-tax earnings for the 1994 fiscal year were $151.8 million, 4.25% of sales. Cost of goods sold decreased slightly to 70.14% of sales, from 70.21% for the prior year and 70.16% for fiscal 1994. Gross profit dollars increased $51.9 million over the prior year, a 4.7% gain, in line with the 4.5% sales gain. Competition in the Company's expanding market area continues to be intense.

This year's LIFO charge of $4.7 million compares with charges of $4.6 million and $3.3 million for the two prior fiscal years. As a percentage of sales, the ratios were .12%, .12%, and .09%, a minimal change. The Company maintains its non-perishable inventory on LIFO which continued to show moderate inflation.

Transfer sales to support its retail operations by the Company's manufacturing, processing, wholesaling and support activities were about $445 million. Of the $167.8 million corporate pre-tax earnings, approximately 32% or $54 million were generated from operations which include a bakery, dairy, ice cream and soft drink plants, and such wholesaling activities as produce, pharmaceutical, snacks and magazines, as well as machine vending and shopping center leasing operations. The prior year includes income of nearly $2 million from the sale of its interest in a system of automatic teller machines.

Selling, general and administrative expenses increased to 25.33% of sales compared to 25.27% and 25.05% in the prior two fiscal years. This year's increase was principally caused by increases in occupancy costs related to new units, and the cost of electronic payments (via a debit or credit card) which continued to grow in fiscal 1996.

This was Giant's seventh consecutive year of its "Apples for the Students" program. This program, in addition to awards of computers, peripheral equipment and computer software, continued to make available to schools such items as athletic equipment, science and laboratory equipment, and library books. The Company has distributed more than 107,000 computers, plus peripheral equipment, related computer software and non-computer equipment during the seven years of this program. The program has been favorably accepted by more than 3,200 schools along with teachers, parents and students. While it is impossible to calculate sales increases caused by this program, the Company believes that the program has had and continues to have a long-term customer retention effect.

A contributing factor to the improved earnings was the $6.7 million reduction of the net interest expense. This was the result of higher average investments, and the decrease in interest expense resulting from lower outstanding debt, due to scheduled and to permissible advance repayments.

The provision for taxes yielded an effective tax rate of 39.1% for the current year compared to 39.4% in the prior year. The lower current year's rate was caused by lower effective rates for states.

Fiscal year 1994 results included the effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This resulted in the recognition of $3.9 million of income, equal to 7 cents per share.

Earnings were $102.2 million or $1.72 per share, compared with earnings of $94.2 million or $1.59 per share. The earnings for fiscal 1994 (before the cumulative effect of accounting change for income taxes as discussed above) were $91.3 million or $1.53 per share. As a percentage of sales earnings were 2.65% for the current year, 2.55% for the prior year and 2.67% for fiscal 1994.

                        FINANCIAL CONDITION

CASH, CASH EQUIVALENTS, INVESTMENTS AND WORKING CAPITAL

At February 24, 1996 the Company's cash, cash equivalents and short-term investments totalled $246 million, compared with $250 million and $228 million at the close of each of the two prior years. Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. Short-term investments consist primarily of United States government and agency securities purchased with an original maturity of more than three months.

Net cash provided by operations amounted to $199 million for the current fiscal year, $203 million for the preceding fiscal year and $218 million for the 1994 fiscal year. (See Consolidated Statements of Cash Flows for further details.)

Cash outlays for property, plant and equipment were $128 million for the current year, and $102 million and $112 million for the prior two years.
Note 9 of the Notes to the Consolidated Financial Statements provides further information.

Working capital at the fiscal year end was $209 million compared with $190 million and $164 million at the close of the two prior years. The working capital ratio is 1.62 to 1, compared with 1.52 to 1 and 1.48 to 1 at the end of the two prior years, respectively. Including the LIFO reserve, working capital would be $295 million currently, a 1.87 to 1 ratio, compared with $271 million, a 1.74 to 1 ratio and $241 million, a
1.70 to 1 ratio at the end of the two prior years, respectively.

The Company has had no short-term bank borrowings for more than nineteen years. The Company has a $50 million revolving credit facility which expires June 26, 1996 and a $10 million bank line available. Management of the Company is currently pursuing contingency financing facilities to replace or extend the revolving credit facility upon its expiration. Such financing arrangements should enable the Company to handle contingencies that may arise. Note 4 of the Consolidated Financial Statements provides additional details.

CAPITAL  EXPENDITURES

The Company is authorized to spend approximately $251 million for property, plant and equipment during fiscal 1997. These expenditures are in part related to the eight new units that will open during the coming year, six of which will be in the New Jersey and Pennsylvania area, and the starting of eight additional units that are planned to open after February 1997. Three of these units will be in shopping centers developed by GFS Realty, the Company's real estate subsidiary. Also, planned for fiscal 1997 is the enlargement or extensive remodel of nine existing stores. The Company plans to close three smaller stores over the coming year. These units will add a net of 585,000 square feet of space, an increase of 8%. The Company believes that cash on hand plus its cash flow from operations will be sufficient to support ongoing business levels, including the planned fixed asset program, debt service, and dividends.

The adoption of the Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-lived Assets" is required by fiscal 1997. This pronouncement requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When adopted, it is not expected to significantly impact the Company's consolidated financial position or results of operations.

CAPITALIZATION

During the year, the Company continued to improve its capital structure, which contributes to financial flexibility. Notes and mortgages decreased $28.3 million due to scheduled principal payments and the partial prepayment of an obligation. The Company is not planning any new financing during the upcoming fiscal year.

At the close of the 1996 fiscal year, shareholders' equity as a percentage of capitalization (long-term debt plus shareholders' equity) was 81% compared with 79% and 76% for the prior two fiscal years. Shareholders' equity at the year end was $823 million, compared with $755 million, a year earlier. Long-term debt consists of $46 million of notes and mortgages at an average interest cost of 10.1%, and $143 million of obligations under capital leases. At the close of the prior year, the comparable balances were $58 million and $141 million, respectively.

Return on shareholders' equity (ROE), (average of beginning and ending) for the current year was 13% compared with 13% and 14% for the two prior years.

DIVIDENDS

For the current year, cash dividends of $43.6 million were paid at the rate of 74 cents per share. For the prior two years dividend payments were $42.4 million and $41.5 million, at the rate of 72 cents and 70 cents per share. Fiscal year 1996 marks the 37th consecutive year of dividend payments, beginning in 1959 when the Company went public.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Giant Food Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of Giant Food Inc. and its subsidiaries at February 24, 1996, February 25, 1995 and February 26, 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective February 28, 1993.


/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Washington, D.C.
March 25, 1996

CONSOLIDATED STATEMENTS OF INCOME


Fifty-two weeks ended February 24, 1996, February 25, 1995 and
February 26, 1994
Dollar amounts in thousands except per share

                                     1996          1995        1994

SALES                             $3,860,579   $3,695,627   $3,567,468


COSTS AND EXPENSES
Cost of sales                      2,707,682    2,594,647    2,503,072
Selling, general
 and administrative                  977,835      933,786      893,720
Interest
   Notes and mortgages, net of
    interest capitalized (1996, $1,138;
    1995, $900; 1994, $809)            5,099        8,311        9,973
   Lease obligations                  16,140       16,349       16,372
   Income                            (14,004)     (10,745)      (7,424)
Other income                                       (1,978)

                                   3,692,752    3,540,370    3,415,713


INCOME BEFORE INCOME TAXES           167,827      155,257      151,755

PROVISION FOR INCOME TAXES            65,674       61,096       60,458

INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING                102,153       94,161       91,297

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING (Note 5)                       -            -        3,934

NET INCOME                          $102,153     $ 94,161      $95,231

EARNINGS PER SHARE BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING        $1.72        $1.59        $1.53

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING                                -            -        $ .07

EARNINGS PER SHARE                     $1.72        $1.59        $1.60


The accompanying notes are an integral part of the consolidated financial statements.

                         CONSOLIDATED BALANCE SHEETS

February 24, 1996, February 25, 1995 and February 26, 1994
Dollar amounts in thousands

ASSETS
                                          1996        1995       1994

CURRENT ASSETS
Cash and cash equivalents               $111,133    $157,045    $111,845
Short-term investments (Note 2)          134,677      92,757     116,499
Receivables                               47,771      43,867      37,504
Inventories (Note 3)                     225,801     237,978     217,576
Prepaid income taxes (Note 5)             24,003      22,548      19,001
Other current assets                       2,886       2,144       3,113

Total current assets                     546,271     556,339     505,538


PROPERTY, PLANT AND EQUIPMENT (Note 4)
Land                                      79,639      66,842      58,820
Buildings and improvements               319,982     295,245     268,640
Leasehold improvements                   170,794     157,663     153,399
Fixtures and equipment                   802,173     782,394     745,288

                                       1,372,588   1,302,144   1,226,147
Less accumulated depreciation            643,693     609,214     544,862

                                         728,895     692,930     681,285
Equipment deposits and construction
   in progress                            32,496      27,255      32,506

                                         761,391     720,185     713,791


PROPERTY UNDER CAPITAL LEASES, net of
  accumulated amortization
  (1996, $65,018; 1995, $59,876;
   1994, $54,679) (Note 6)               105,839     105,502     107,580



REAL ESTATE HELD FOR FUTURE DEVELOPMENT   16,902      23,933      21,367


OTHER ASSETS                              16,736      10,751       9,537

                                      $1,447,139  $1,416,710  $1,357,813


The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY        1996        1995        1994

CURRENT LIABILITIES
Current portion of long-term debt
  Notes and mortgages (Note 4)             $6,846     $23,263     $14,618
  Obligations under capital leases (Note 6) 5,310       4,873       4,527
Accounts payable                          219,253     225,829     226,284
Accrued expenses
  Compensation related                     84,277      82,831      75,886
  Other                                     1,486       2,478       2,590
Dividends payable                          11,009      10,663      10,394
Income taxes payable                        9,061      16,808       7,033

Total current liabilities                 337,242     366,745     341,332


LONG-TERM DEBT
Notes and mortgages (Note 4)               45,959      57,805      86,068
Obligations under capital leases (Note 6) 142,863     140,946     141,062
                                          188,822     198,751     227,130


OTHER LIABILITIES
Deferred income taxes (Note 5)             12,543      21,868      41,192
Accrued insurance claims                   47,964      35,471      25,417
Other                                      37,811      38,419       9,313
                                           98,318      95,758      75,922

COMMITMENTS (Notes 6 and 8)

SHAREHOLDERS' EQUITY (Notes 4 and 7)
Common stock, $1 par, all classes          60,257      60,257      60,257
Capital in excess of par value                388
Retained earnings                         779,000     720,784     670,034
Net unrealized loss on
 short-term investments (Note 2)             (108)     (1,648)


                                          839,537     779,393     730,291
Less Class "A" stock held in treasury,
 at cost (1996,702,782 shares; 1995,
 1,002,464 shares; 1994, 669,781 shares)   16,780      23,937      16,862
                                          822,757     755,456     713,429
                                       $1,447,139  $1,416,710  $1,357,813



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Fifty-two weeks ended February 24, 1996, February 25, 1995 and
February 26, 1994
Dollar amounts in thousands except per share

             Capital in  Treasury stock  Net unrealized
             excess of    (Class "A")      loss on     Retained   Total
             par value   Shares     Cost  short-term   earnings   Share-
                                          investments            holders'
                                                                  equity

Balance,
 2-27-93       $ 392    566,180   $14,634              $616,938 $662,953

Net income                                               95,231   95,231
Purchase of
 treasury shares        173,000     3,993                         (3,993)
Stock options
 exercised      (392)   (42,456)   (1,089)                 (345)     352
Awards under stock
 bonus plan             (26,943)     (676)                  (29)     647
Dividends
 ($.70 per share)                                       (41,761) (41,761)

Balance,
 2-26-94                669,781    16,862               670,034  713,429

Net income                                               94,161   94,161
Change in accounting
 for short-term
 investments (Note 2)                       $ (408)                 (408)
Change in market value
 of short-term
 investments (Note 2)                       (1,240)               (1,240)
Purchase of
 treasury shares        402,700     8,764                         (8,764)
Stock options
 exercised              (42,052)   (1,021)                 (636)     385
Awards under stock
 bonus plan             (27,965)     (668)                  (58)     610
Dividends
 ($.72 per share)                                       (42,717) (42,717)

Balance,
 2-25-95       $      1,002,464   $23,937  $(1,648)    $720,784 $755,456

Fifty-two weeks ended February 24, 1996, February 25, 1995 and
February 26, 1994
Dollar amounts in thousands except per share

            Capital in  Treasury stock  Net unrealized
            excess of    (Class "A")    gain (loss) on  Retained   Total
            par value   Shares   Cost   short-term      earnings   Share-
                                        investments              holders'
                                                                  equity

Net income                                              102,153  102,153
Change in market value
 of short-term
 investments (Note 2)                        1,540                 1,540
Stock options
 exercised      (494)    (280,768) (6,705)                         6,211
Tax benefit under
 stock incentive
 plans           724                                                 724
Awards under stock
 bonus plans     158      (18,914)   (452)                           610
Dividends
 ($.74 per share)                                       (43,937) (43,937)

Balance,
 2-24-96       $ 388      702,782 $16,780      $(108)  $779,000 $822,757


                             Common stock, all classes
                               Shares     Par value
Balance, February 27, 1993   60,256,620    $60,257
Balance, February 26, 1994   60,256,620    $60,257
Balance, February 25, 1995   60,256,620    $60,257
Balance, February 24, 1996   60,256,620    $60,257



The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Fifty-two weeks ended February 24, 1996, February 25, 1995 and
February 26, 1994
Dollar amounts in thousands
                                                 1996     1995     1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $ 102,153 $ 94,161 $ 95,231
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation                                    93,932   92,704   90,002
Amortization of property under capital leases    5,875    5,833    5,731
Compensation expense arising from stock awards     610      610      647
Other adjustments, net                           1,613    1,724    1,889
Net increase (decrease) in cash from changes
 in operating assets and liabilities,
 detailed below                                 (5,528)   7,734   24,114

Net cash provided by operating activities      198,655  202,766  217,614

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments             (73,782) (40,663)(237,165)
Proceeds from sales of short-term inv.          19,826   48,805  120,694
Proceeds from maturity of short-term inv.       14,595   12,864      200
Capital expenditures                          (128,107)(101,664)(111,924)
Additions to other assets                       (7,598)  (2,938)  (1,294)

Net cash used in investing activities         (175,066) (83,596)(229,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and mortgages      (28,263) (19,618) (12,733)
Reduction of obligations under capital leases   (3,858)  (3,525)  (3,361)
Issuance of common stock                         6,211      385      352
Purchases of treasury stock                        -     (8,764)  (3,993)
Dividends paid                                 (43,591) (42,448) (41,514)

Net cash used in financing activities          (69,501) (73,970) (61,249)

Net inc (dec) in cash and cash equivalents     (45,912)  45,200  (73,124)
Cash and cash equivalents at beginning of year 157,045  111,845  184,969

Cash and cash equivalents at end of year      $111,133 $157,045 $111,845

Fifty-two weeks ended February 24, 1996, February 25, 1995 and
February 26, 1994
Dollar amounts in thousands


CASH FLOWS FROM CHANGES IN OPERATING ASSETS AND LIABILITIES
                                              1996      1995      1994
(Increase) decrease in assets
Receivables                                $ (3,904)  $(6,363) $ (4,784)
Inventories                                  12,177   (20,402)    6,336
Prepaid income taxes                         (2,474)   (2,459)   (1,434)
Other current assets                           (742)      969      (881)
 Increase (decrease) in liabilities
Accounts payable                             (6,576)     (455)   19,896
Accrued expenses                                454     6,833    12,923
Income taxes payable                         (7,023)    9,775    (5,657)
Deferred income taxes                        (9,325)  (19,324)   (5,539)
Accrued insurance claims                     12,493    10,054     4,431
Other liabilities                              (608)   29,106    (1,177)
Net cash provided by (used in) changes in
 operating assets and liabilities          $ (5,528)  $ 7,734  $ 24,114

The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Fifty-two weeks ended February 24, 1996, February 25, 1995 and
February 26, 1994
Dollar amounts in thousands except per share

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Giant Food Inc. (the Company) operates a chain of 166 supermarkets selling, at retail, food, pharmacy and general merchandise. The Company also operates three freestanding drug stores. The majority of the Company's stores are located in the Washington, D.C. and Baltimore, Maryland metropolitan areas.

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash equivalents: For financial reporting purposes, cash equivalents consist of all highly liquid investments purchased with original maturities of three months or less. At February 24, 1996, such cash equivalents consist principally of bank repurchase agreements which are secured fully by United States government securities.

Short-term investments: The Company classifies all of its short-term investments as available-for-sale. Such short-term investments consist primarily of United States government and Federal agency securities and are stated at market value, with unrealized gains and losses on such securities reflected, net of tax, in shareholders' equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

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

Property, plant and equipment: Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is provided on the straight-line method over the estimated useful lives of the assets which results in average depreciation rates of 3%, 6% and 9% for buildings and improvements, leasehold improvements and furniture and equipment, respectively. Accelerated methods and lives are used for income tax reporting purposes.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Long-lived assets: The recoverability of long-lived assets is assessed annually or whenever adverse events and changes in circumstances indicate that undiscounted cash flows previously anticipated warrants a reassessment.

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

Stock-based compensation: The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock-based compensation. Accordingly, the Company has not recognized any compensation expense associated with fair value accounting. Beginning with fiscal year 1997, the Company will be required to make certain additional disclosures as if the fair value based method of accounting defined in SFAS No. 123, "Accounting for Stock-Based Compensation", had been applied to the Company's stock option and award plans made subsequent to fiscal year 1995.

Use of estimates and assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Earnings per share: Earnings per share is computed based on the weighted average number of common shares outstanding during each year (59,360,234 shares in 1996, 59,368,068 shares in 1995 and 59,659,352 shares in 1994).
The exercise of outstanding stock options would not result in a material dilution of earnings per share.

Business segments: Substantially all of the Company's assets, sales and operating income are employed in or derived from a combination of retail food and drug business in the United States.

Fair value of financial instruments: The carrying amount of the Company's cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The Company derives the fair value of its short-term investments based on quoted market prices which are generally readily available. The Company estimates the fair value of its notes and mortgages by discounting the required future cash flows under such notes and mortgages using borrowing rates at which similar types of borrowing arrangements could be currently obtained by the Company.

2.  SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

  As of February 24, 1996:
                                                Gross
                                          Unrealized Holding
                               Cost         (Losses) Gains     Fair Value
U.S. Treasury securities    $111,021           $  (168)          $110,853
Federal agency securities     22,920                (9)            22,911
Corporate bonds and other        913                                  913

                            $134,854           $  (177)          $134,677


  As of February 25, 1995:

U.S. Treasury securities    $ 71,052           $(1,767)          $ 69,285
Federal agency securities     18,788              (984)            17,804
Corporate bonds and other      5,653                15              5,668
                            $ 95,493           $(2,736)          $ 92,757


Maturities of short-term investments at February 24, 1996 were as follows:

                                             Cost       Fair Value
Due within one year                       $ 91,539       $ 91,542
Due after one year through five years       43,315         43,135
                                          $134,854       $134,677

3. INVENTORIES

If the FIFO method had been used, inventories would have been $85,713, $80,967, and $76,420 higher at the end of 1996, 1995 and 1994, respectively. Net income would have been higher by $2,889 ($.05 per share) in 1996, $2,755 ($.05 per share) in 1995, and $2,003 ($.03 per share) in 1994. The replacement cost of inventories valued at LIFO approximates FIFO cost.

4. NOTES AND MORTGAGES

Notes and mortgages outstanding at year-end were as follows:

                                  1996      1995       1994
Notes payable to insurance
 company                        $39,720  $ 50,880  $  62,040
Mortgage notes payable           13,085    30,188     38,646

                                 52,805    81,068    100,686
Less current portion              6,846    23,263     14,618

                                $45,959  $ 57,805  $  86,068


The insurance company notes are subject to covenants, the more significant of which restrict the payment of dividends, the creation of long-term debt and the purchase of Company common stock. At February 24, 1996, approximately $94,823 of consolidated retained earnings were free of dividend and stock purchase restrictions. The average interest rate on the insurance company notes is 9.7%.

Mortgage notes are collateralized by real estate which cost $16,954. The average interest rate on such notes is 11.3%.

Annual maturities of notes and mortgages for the next five years are as follows: 1997, $6,846; 1998, $6,921; 1999, $6,905; 2000, $7,000; and
2001, $2,108.

The estimated fair value of notes and mortgages is approximately $66,000, $84,000 and $108,000 at February 24, 1996, February 25, 1995, and
February 26, 1994, respectively.

The Company has available credit facilities of approximately $60,000, including a revolving credit line and a term loan facility. Such credit facilities were not used in fiscal year 1996.

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

The provision (benefit) for income taxes consists of:

                                   1996      1995       1994
Current
  Federal                        $64,536   $68,767    $56,800
  State                           12,937    14,112     11,644

                                  77,473    82,879     68,444

Deferred
  Federal                         (9,822)  (18,622)    (6,906)
  State                           (1,977)   (3,161)    (1,080)

                                 (11,799)  (21,783)    (7,986)

                                 $65,674   $61,096    $60,458

Deferred income tax assets (liabilities) are comprised of the following:

                                  February 24, February 25, February 26,
                                      1996         1995         1994
 Current deferred income tax assets:
  Employee benefits                 $ 13,930    $ 13,030     $ 12,384
  Promotional allowances               4,734       4,217        2,136
  Capitalization of inventory          3,235       3,521        3,113
  Other                                2,104       1,780        1,368
                                      24,003      22,548       19,001

 Noncurrent deferred income tax assets:
  Capital leases                      16,658      15,861       14,949
  Provision for insurance claims      21,274      17,688       13,523
  Pension payments                     5,843       4,191        2,762
  Capitalization of overhead           3,812       3,463        2,916
  Promotional allowances               8,396      10,590          862
  Other                                  485         159        3,135
                                      56,468      51,952       38,147
   Total deferred tax assets          80,471      74,500       57,148

 Noncurrent deferred income tax liabilities:
  Depreciation                       (63,820)    (68,629)     (74,148)
  Acquisition of shopping
    center for stock                  (5,191)     (5,191)      (5,191)
   Total deferred tax liabilities    (69,011)    (73,820)     (79,339)

 Net deferred tax asset (liability) $ 11,460    $    680     $(22,191)


The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate.
                                               1996      1995      1994

Statutory federal income tax rate              35.0%     35.0%     35.0%
State income taxes, net of
 federal tax benefit                            4.2       4.5       4.5
Retroactive tax increase to
 January 1, 1993                                                    0.1
Other                                          (0.1)     (0.1)      0.2

Effective income tax rate                      39.1%     39.4%     39.8%

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

Future minimum lease payments under capital leases and noncancelable operating leases as of February 24, 1996 are as follows:

                                          Capital         Operating
                                          leases           leases
1997                                       20,471            24,372
1998                                       20,471            23,540
1999                                       20,460            22,717
2000                                       20,285            22,769
2001                                       20,179            22,303
Later years                               273,737           328,908

Total minimum lease payments              375,603          $444,609
Less executory costs                          218

Net minimum lease payments                375,385
Less imputed interest                     227,212

Present value of net
 minimum lease payments                   148,173
Less current portion                        5,310

Long-term obligations under
 capital leases                          $142,863

Minimum lease payments for capital leases have not been reduced by minimum sublease rentals of $7,593 receivable in the future under noncancelable subleases.

Net rental expense associated with leases consists of the
 following:
                               1996          1995          1994
Operating leases
   Minimum                   $22,369       $19,254       $18,011
   Contingent                  9,142         8,477         8,610
Contingent rentals under
   capital leases              3,416         3,418         3,414
Gross rental expense          34,927        31,149        30,035
Sublease income               (2,303)       (2,361)       (2,348)

Net rental expense           $32,624       $28,788       $27,687
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  COMMITMENTS (continued)

The Company also leases certain retail space to others under noncancelable operating lease agreements. Rental income from owned properties was $10,395 in 1996, $8,351 in 1995, and $8,287 in 1994.
Total future minimum rentals as of February 24, 1996 are approximately
$39,820.

Property, Plant and Equipment: During the next year the Company plans to expend approximately $251,000 for property, plant and equipment.

7.  COMMON STOCK AND EMPLOYEE INCENTIVE PLANS

Shares authorized: Common stock, $1 par value, authorized and outstanding at year end is as follows:
                                               Outstanding
    Class             Authorized      1996          1995         1994
"A" non-voting        75,000,000    59,303,838    59,004,156   59,336,839
"AC" voting              125,000       125,000       125,000      125,000
"AL" voting              125,000       125,000       125,000      125,000

                      75,250,000    59,553,838    59,254,156   59,586,839

Class "A" common stock has all of the rights and privileges pertaining to other classes of common stock except the right to vote. No dividends may be declared on any class of common stock without declaring at least an equal dividend on Class "A" stock. However, dividends may be declared on Class "A" stock without declaring dividends on any other class of common stock.

At February 24, 1996, the Company had reserved 4,935,373 shares of its Class "A" common stock for issuance under its stock option and executive stock bonus plans. In June 1994, the Company's Board of Directors approved a plan to purchase up to 400,000 shares of its Class "A" common stock in the open market. As of February 25, 1995 and February 24, 1996, the Company had purchased 239,300 shares under this plan. The Company has purchased and accumulated treasury stock in order to accommodate the needs for registered common stock which may arise in connection with the exercise of stock options and the award of shares under executive stock bonus plans.

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

The Company had historically granted stock appreciation rights (SAR's) in tandem with options. During the year ended February 24, 1990, the Company began to grant non-qualified options without tandem SAR's. No options have been granted with tandem SAR's since July 1989.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  COMMON STOCK AND EMPLOYEE INCENTIVE PLANS (continued)

Upon exercise of a SAR the holder is entitled to receive cash (or equivalent value in stock) equal to the amount by which the market value of the Company's Class "A" common stock on the exercise date exceeds the exercise price of the related stock options. As SAR's are exercised the corresponding options are canceled and as options are exercised the corresponding SAR's are canceled.

Option and SAR activity is as follows:
                                Number of Shares      Average Option
                               Options      SAR's          Price

February 27, 1993
Outstanding                  2,248,558     646,808         22.45

   1994 Activity
Granted                        581,500         -           23.39
Options exercised              (42,456)    (41,236)         7.36
SAR's exercised                (87,686)    (87,686)        12.63
Canceled                       (41,994)     (7,244)        24.07

February 26, 1994
Outstanding                  2,657,922     510,642         23.19

   1995 Activity
Granted                        646,000         -           23.51
Options exercised              (41,984)    (38,864)         8.91
SAR's exercised                (44,013)    (44,013)        12.60
Canceled                       (93,890)     (8,740)        24.60

February 25, 1995
Outstanding                  3,124,035     419,025         23.56

    1996 Activity
Granted                        732,350         -           27.75
Options exercised             (281,299)    (49,004)        22.14
SAR's exercised               (179,057)   (179,057)        16.69
Canceled                       (72,436)     (5,216)        24.50

February 24, 1996
Outstanding                  3,323,593     185,748         24.94

Exercisable                  1,600,173     177,788         24.38
Available for future grants  1,611,780       NONE           -

Stock awards: The Company has also established executive stock bonus plans under which certain officers and managerial employees may be awarded shares of Class "A" common stock. Charges to income arising from stock awards were $1,000 in 1996, 1995 and 1994.

8.  EMPLOYEE BENEFIT PLANS

Pension and savings plans: The Company maintains a qualified defined benefit pension plan which covers substantially all non-union employees. Plan benefits are based on the participants' years of service and average annual earnings. The Company's policy is to fund the amount expensed for accounting purposes subject to it being deductible for income tax purposes. The assets of the qualified defined benefit pension plan are comprised of approximately 60% equities and approximately 40% fixed income investments and cash equivalents.

Supplementary defined benefit pension plans covering certain officers are also maintained. These plans are unfunded and non-qualified. The pension liability associated with the plans is accrued using the same actuarial methods and assumptions as those used for the Company's qualified plan.

The net periodic pension cost for these plans includes the following components:


                              1996         1995          1994

Service cost
  Qualified plan          $  4,158       $ 4,512      $ 4,329
  Supplemental plans           151           185           71
Interest cost
  Qualified plan             8,339         7,254        6,760
  Supplemental plans           337           300          179
Actual return on assets    (21,228)       (4,873)      (9,552)
Net amortization and deferral
  Qualified plan            12,412        (3,783)       1,941
  Supplemental plans           189           190           71
Net pension cost          $  4,358        $3,785       $3,799

The funded status and amounts recognized in the consolidated balance sheets as of February 24, 1996, February 25, 1995 and February 26, 1994 are as follows:
                                                      Qualified plan
                                             1996      1995       1994
Actuarial present value of benefit obligations
Vested benefit obligation                  $ 80,908   $58,801    $58,008

Accumulated benefit obligation             $ 90,570   $66,202    $65,229

Projected benefit obligation               $113,415   $89,806    $90,230

Plan assets at fair value                  (105,956)  (87,826)   (85,508)
Projected benefit obligation in excess of
 plan assets                                  7,459     1,980      4,722
Unrecognized net loss                        (1,167)     (746)    (6,375)
Unrecognized prior service cost              (1,927)   (1,801)    (3,282)
Unrecognized transition asset                 7,351     8,603      9,855
Pension liability recognized in the consolidated
  balance sheets                           $ 11,716   $ 8,036    $ 4,920


                                                  Supplemental plans
                                              1996     1995      1994
Actuarial present value of benefit obligations
Vested benefit obligation                   $ 2,805  $ 2,297   $ 1,752

Accumulated benefit obligation              $ 2,805  $ 2,297   $ 1,752

Projected benefit obligation                $ 4,420  $ 3,811   $ 2,354


Plan assets at fair value                      -          -          -
Projected benefit obligation in excess of
 plan assets                                  4,420    3,811     2,354
Unrecognized net gain                           681      982       840
Unrecognized prior service cost              (1,354)  (1,459)     (265)
Unrecognized transition obligation             (614)    (716)     (819)
Pension liability recognized in the consolidated
  balance sheets                            $ 3,133  $ 2,618   $ 2,110

Actuarial assumptions used were as follows:
                                         1996        1995       1994

Discount rate                            7.5%        8.5%       8.0%
Rate of increase in
 compensation levels                     4.0%        5.0%       5.0%
Expected rate of return
 on plan assets                          9.5%        9.0%       9.0%


Payments are made to union-sponsored, multi-employer pension plans in accordance with negotiated labor contracts. Charges to income arising from contributions required under the labor contracts aggregated $19,051, $18,577 and $18,732 in 1996, 1995 and 1994, respectively.

The Company sponsors a tax deferred savings plan whereby eligible employees may elect annually to contribute up to 20% of their compensation, subject to statutory limitations. A non-qualified supplemental tax deferred savings plan is also maintained for certain employees. The Company matches a portion of employee contributions. Charges to income representing the Company's contributions to the plans were $4,259, $4,033, and $3,740 in 1996, 1995 and 1994, respectively.

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

9.  CASH FLOWS

Net cash flows from operating activities include cash payments for interest and income taxes as follows:

                                     1996         1995         1994

Interest                           $22,758      $25,953      $27,662
Income taxes                        84,495       73,104       72,893

Non-cash investing and financing activities include the following:

                                     1996         1995         1994

Property under capital leases
  Additions                         $6,212       $3,755      $10,379
  Terminations                         -            -         (7,570)
Obligations under capital leases
  Additions                          6,212        3,755       10,379
  Terminations                         -            -         (8,735)

SUPPLEMENTARY FINANCIAL INFORMATION

(a) Selected Quarterly Financial Data (unaudited)

Thousands of Dollars, Except Per Share

                                                           Earnings

Fiscal Year            Sales    Gross Profit  Net Income   Per Share

   1996
1st 12 weeks      $   869,235  $   257,626    $   22,106    $  .37
2nd 12 weeks          856,515      254,057        17,765       .30
3rd 12 weeks          870,666      258,836        17,420       .30
Last 16 weeks       1,264,163      382,378        44,862       .75
                  $ 3,860,579  $ 1,152,897    $  102,153    $ 1.72

   1995
1st 12 weeks      $   829,697  $   245,847    $  20,414     $  .34
2nd 12 weeks          826,400      242,501       14,671        .25
3rd 12 weeks          834,780      250,207       18,561        .31
Last 16 weeks       1,204,750      362,425       40,515        .69
Total             $ 3,695,627  $ 1,100,980    $  94,161     $ 1.59

   1994
1st 12 weeks      $   813,466  $   244,574    $  26,608*    $  .45*
2nd 12 weeks          795,841      237,272       14,604        .24
3rd 12 weeks          799,056      238,642       17,722        .30
Last 16 weeks       1,159,105      343,908       36,297        .61
Total             $ 3,567,468  $ 1,064,396    $  95,231     $ 1.60




* Includes impact of change in accounting for income taxes. Change equaled $3.9 million of income, $.07 per share.

(b) Information about oil and gas producing activities - not applicable.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              (a)     Identification of Directors(1)

                               Title of All Positions   Year First
Name                    Age    Held with the Company    Elected Director


Pete L. Manos            59     President, Chief Executive    1995
                                Officer and Director

David B Sykes            77     Director, Secretary,          1981
                                Treasurer, and Senior
                                Vice President-Finance

Constance M. Unseld      48     Director                      1993

Peter F. O'Malley        57     Director                      1993

David J. Sainsbury       55     Director                      1994

Dino B. Adriano          53     Director                      1994

Harry Beckner            67     Director                      1994

Rosemary Thorne          44     Director                      1996

Raymond A. Mason         59     Director                      1996

Michael W. Broomfield(2) 53     Director                      1996

The present term of each of the above Directors will expire at the Annual Meeting of Shareholders currently scheduled for September 5, 1996.

Millard F. West, Jr. and Morton H. Wilner retired as active directors on September 6, 1990, on which date they were elected Directors Emeritus. Messrs. West and Wilner served as Board members 26 and 24 years, respectively.

(1) In accordance with Article 4 of the Certificate of Incorporation of the Company, on January 19, 1996, the Board of Directors acted to increase the size of the Board from seven to nine persons. Mr. Mason and Miss Thorne were elected to the Board on such date.

(2) Mr. Broomfield replaced Mr. Adriano on the Board as of February 25, 1996.
              (b)     Identification of Executive Officers

                                           Year First Elected to
Name and Position       Age    Officer        Present Office


Pete L. Manos            59     1977      1992 (President)
  President and                           1995 (Chief Executive Officer)
  Chief Executive Officer

David B Sykes            77     1955      1977 (Senior Vice President
  Senior Vice President-                        -Finance)
  Finance, Secretary                      1978 (Secretary)
  and Treasurer                           1984 (Treasurer)

Alvin Dobbin             64     1970      1977
  Senior Vice President-
  Operations

David N. Freedman        66     1982      1985
  Senior Vice President-
  Corporate Facilities

David W. Rutstein        51     1978      1981
  Senior Vice President-
  General Counsel

Roger D. Olson           51     1978      1988
  Senior Vice President-
  Labor Relations and
  Personnel

Robert W. Schoening      49     1985      1988
  Senior Vice President-
  Data Processing

Samuel E. Thurston       52     1977      1988
  Senior Vice President-
  Distribution


The present term of each of the above Executive Officers will expire at the first meeting of the Board of Directors subsequent to the Annual Meeting of Shareholders currently scheduled for September 5, 1996.

              (c)     Identification of Certain Significant Employees
                      Not applicable.

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

              Pete L. Manos - see subsection (b) above.

              David B Sykes - see subsection (b) above.

              Constance M. Unseld is the founder and operator of the Unselds' School, a state accredited, independent school in Baltimore, Maryland. She also serves as a member of the Board of Regents of the University of Maryland system.

              Peter F. O'Malley is the founder and current counsel to the law firm of O'Malley, Miles, Nylen & Gilmore of Prince George's County, Maryland. He currently serves on the Boards of Directors of Potomac Electric Power Company, Potomac Capital Investments and Legg Mason, Inc. The firm of O'Malley, Miles Nylen & Gilmore is one of a number of firms which provides legal services to the Company.

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

              Rosemary Thorne serves as Finance Director of J Sainsbury plc. Miss Thorne is also a trustee and treasurer of the Prince's Youth Business Trust and an active member of the prestigious Hundred Group.

              Raymond A. Mason is the Chairman, President and Chief Executive Officer of Legg Mason Inc. He has served as chairman of the Securities Industry Association, The National Association of Security Dealers and chairman of the Regional Firms Committee of the New York Stock Exchange.

              Michael Warwick Broomfield is the Managing Director of Savacentre, a division of J Sainsbury plc and has more than 35 years of service with J Sainsbury plc.

              Millard F. West, Jr., a Director Emeritus of the Company, is a former Vice-President of the firm of Prudential Securities, Inc. (Members New York Stock Exchange) and is a Director of Dewey Electronics Corporation.
              Morton H. Wilner, a Director Emeritus of the Company, is General Counsel Emeritus of the Armed Forces Benefit Association and Vice Chairman of A.F.B.A. Industrial Bank. He is also a Trustee Emeritus, for life, of the University of Pennsylvania.

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

              To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended February 24, 1996, except for the reports described below, all Section 16(a) filing requirements applicable to officers, directors and greater than ten-percent beneficial owners were met on a timely basis.

              David B Sykes inadvertently failed to file a Form 4 with respect to his indirect beneficial interest in 200 shares purchased by his spouse. The error was corrected by the filing of an SEC Form 4 in June 1995.

              Albert J. Lechert, Jr. inadvertently failed to file a Form 4 with respect to 12,491 shares transferred to his spouse. The error was corrected by the filing of a Form 4 on April 3, 1996.

              Morton H. Wilner became aware of the fact that a gift of 376 shares had not been previously reported. The error was corrected on a Form 5 which was filed on June 8, 1995.

              On a Form 5 filed on April 3, 1996, Terry A. Gans corrected a 200 share discrepancy in his total beneficial ownership.
Mr. Gans recently became aware of the fact that his previous filings had incorrectly overstated his Direct holdings by 1,200 shares and incorrectly understated by 1,000 shares his Indirect holdings by virtue of his children's share ownership.

ITEM 11.                 EXECUTIVE COMPENSATION

     The following tables and narrative text discuss the compensation paid in Fiscal Year 1996 and the two prior fiscal years to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers.


                      Summary Compensation Table

                      Annual Compensation (1)

                                                 Other
Name and                                         Annual
Principal            Fiscal                      Compen-
Position             Year     Salary    Bonus    sation(1)

Israel Cohen (2)     1996     $888,662  $365,357    --
  Chairman of the    1995     $858,948  $434,346    --
  Board & CEO        1994     $831,428  $434,346    --

Pete Manos (2)       1996     $327,028  $260,000    --
  President          1995     $264,207  $133,608    --
  & CEO              1994     $255,736  $133,608    --

David B Sykes        1996     $401,071  $221,258    --
  Secretary, Treas.  1995     $387,659  $196,015    --
  Sr. V.P. Finance   1994     $375,232  $196,015    --

Alvin Dobbin         1996     $254,431  $150,378    --
  Sr. V.P.           1995     $245,916  $124,363    --
  Operations         1994     $238,004  $124,363    --

David W. Rutstein    1996     $252,720  $149,363    --
  Sr. V.P.           1995     $244,270  $123,464    --
  General Counsel    1994     $236,444  $123,464    --

David N. Freedman    1996     $252,720  $139,363    --
  Sr. V.P.           1995     $244,270  $123,464    --
  Corporate Facil.   1994     $236,444  $123,464    --


     (1) Aggregate value of perquisites does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus.

     (2) Mr. Cohen died on November 23, 1995. Mr. Manos was elected Chief Executive Officer on November 30, 1995 at which date his salary increased to $500,000 per annum.
                           Long Term Compensation

                                        Options/         All Other
Name and                      Restricted   SAR            Compensa-
Principal            Fiscal   Stock     Awards(#)  LTIP    tion
Position             Year     Awards(3)   (4)     Payouts (5)(6)

Israel Cohen         1996        0       32,500      0     $ 5,625
  Chairman of the    1995     $15,021    32,500      0     $29,730
  Board & CEO        1994     $15,284    32,500      0     $34,352

 Pete Manos          1996     $15,730   102,500      0     $12,670
  President &        1995     $15,021    22,500      0     $14,145
  CEO                1994     $15,284    22,500      0     $16,635

David B Sykes        1996     $15,730    17,500      0     $25,635
  Secretary, Treas.  1995     $15,021    17,500      0     $27,800
  Sr. V.P. Finance   1994     $15,284    17,500      0     $29,688

Alvin Dobbin         1996     $15,730     9,500      0     $14,506
  Sr.V.P.            1995     $15,021     9,500      0     $15,879
  Operations         1994     $15,284     9,500      0     $17,806

David N. Freedman    1996     $15,730     9,500      0     $14,985
  Sr. V.P.           1995     $15,021     9,500      0     $16,349
  Corporate Facil.   1994     $15,284     9,500      0     $18,227

David W. Rutstein    1996     $15,730     9,500      0     $10,373
  Sr. V.P.           1995     $15,021     9,500      0     $11,737
  General Counsel    1994     $15,284     9,500      0     $13,615

     (3) Includes cash payments for income taxes to each named officer on the value of the restricted shares and the tax payment itself pursuant to the Non-Qualified Executive Stock Bonus Plan II. The aggregate stock holdings of this group were 13,018 shares and the share value was $33.00 as of February 24, 1996. Dividends are paid on the stock held under this plan.

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

    (5) Includes Company matching contributions under Company's tax-deferred savings plan ("Plan").

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

     In Fiscal Year 1996 the Company made matching contributions under the plan as follows: Mr. Cohen $5,625, Mr. Sykes $5,625, Mr. Manos $5,625, Mr. Dobbin $5,625 Mr. Freedman $5,625 and Mr. Rutstein $5,625.

     (6) Includes premium payments under the Company's Split Dollar Insurance Program in which participants are provided with permanent life insurance owned by the Company. The Company pays for premiums and will recover amounts equal to its investment in the insurance policies at the deaths of the participants.

     During Fiscal Year 1996 the Company made insurance premium payments as follows: Mr. Cohen $-0-, Mr. Sykes $20,010, Mr. Manos $7,045, Mr. Dobbin $8,881, Mr. Freedman $9,360 and Mr. Rutstein $4,748.
                OPTION GRANTS IN LAST FISCAL YEAR (1)

                         Individual Grants

                  Number of
                  Securities
                  Underlying     % of Total
                  Options/       Options         Exercise
                  SAR's          Granted to      of Base
                  Granted        Employees       Price        Expiration
Name             (#)(2)          in FY           ($/Sh)          Date
Israel Cohen       2,500                         $24.06         03/01/05
                  30,000                         $28.50         06/05/05
                  32,500           4.44%

Pete Manos         2,500                         $24.06         03/01/05
                  20,000                         $28.50         06/05/05
                  80,000                         $33.31         02/16/06
                 102,500          14.00%

David B Sykes      2,500                         $24.06         03/01/05
                  15,000                         $28.50         06/05/05
                  17,500           2.39%

Alvin Dobbin       2,500                         $24.06         03/01/05
                   7,000                         $28.50         06/05/05
                   9,500           1.30%

David Freedman     2,500                         $24.06         03/01/05
                   7,000                         $28.50         06/05/05
                   9,500           1.30%

David Rutstein     2,500                         $24.06         03/01/05
                   7,000                         $28.50         06/05/05
                   9,500           1.30%

     (1)  No SAR's were awarded in the 1996 Fiscal Year.

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



                       0%                    5%                   10%
                     Gain (3)          Gain (4) (5)         Gain (4) (5)

Name

Israel Cohen                $0             $37,828              $95,864
                             0             537,705            1,362,650
                            $0            $575,533           $1,458,514

Pete Manos                  $0             $37,828              $95,864
                             0             358,470              908,433
                             0           1,675,878            4,247,005
                            $0          $2,072,176           $5,251,302


David B Sykes               $0             $37,828              $95,864
                             0             268,852              681,325
                            $0            $306,680             $777,189


Alvin Dobbin                $0             $37,828              $95,864
                             0             125,464              317,952
                            $0            $163,292             $413,816

David Freedman              $0             $37,828              $95,864
                             0             125,464              317,952
                            $0            $163,292             $413,816

David Rutstein              $0             $37,828              $95,864
                             0             125,464              317,962
                            $0            $163,292             $413,816


     (3) As shown in this column, no gain to the named officers or all optionees is possible without appreciation in the price of the Company's stock, which will benefit all shareholders.

     (4) The price of GFSA Common Stock at the end of the ten year term of the option grant at a 5% annual appreciation would be $39.19, $46.42, and 54.26, and at a 10% annual appreciation would be $62.41, $73.92 and $86.40. These appreciation rates are the result of calculations required by the Securities and Exchange Commission's rules and therefore are not intended to forecast future appreciation, if any, in the stock price of the Company.

     (5) The gain is calculated from the exercise price of the options listed above, $24.06, $28.50 and $33.31 based on the grant date of the options. Option grants are at 100% of market value on the date of grant.
         Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Option SAR/Values (1)


                    Shares            SARs         Value
                  Acquired on       Exerc'd       Realized
Name              Exercise(#)         (#)           ($)

Israel Cohen          0                0             0

David B Sykes         0                0             0

Pete Manos            0                0             0

Alvin Dobbin          0                0             0

David Freedman        0                0             0

David Rutstein        0                0             0


                                           Value of         Value of
             Number of     Number of       Unexerc'd        Unexerc'd
             Unexerc'd     Unexerc'd       In-the-Money     In-the-Money
             Options/SARs  Options/SARs    Options/SARs     Options/SARs
             at FY-End     at FY-End       at FY-End($)     at FY-End($)
Name         Exercisable  Unexercisable    Exercisable     Unexercisable

Israel Cohen     75,000         32,500        $688,950         $157,350

David B Sykes    19,000         43,500        $155,995         $338,705

Pete Manos       22,000        135,500        $181,685         $405,415

Alvin Dobbin     14,200         24,300        $114,891         $192,289

David Freedman   14,200         24,300        $114,891         $192,289

David Rutstein   14,200         24,300        $114,891         $192,289


     (1) Value is before taxes. The dollar values are computed by determining the difference between the fair market value of the underlying Common Stock and the exercise price at fiscal year end.

PENSION TABLE

Pension Plan:

The Company maintains a tax-qualified defined benefit pension plan for approximately 2,500 salaried employees. The following table provides an example of benefits at the normal retirement age of 65 payable as a life annuity:

                                 Estimated Annual Benefits

                              Pension from Retirement Plan
          Highest Five        for Following Number of Years
          Year Average              of Credited Service*
          Earnings             10           20           30

          $ 40,000          $ 4,021     $ 8,442      $ 13,264
            70,000            8,071      16,842        26,314
           100,000           12,121      25,242        39,364
           150,000           18,871      39,242        61,114
           200,000           25,621      53,242        82,864
           250,000           32,371      67,242       104,614
           300,000           39,121      81,242       126,364
           350,000           45,871      95,242       148,114
           400,000           52,621     109,242       169,864
           500,000           66,121     137,242       213,364
           600,000           79,621     165,242       256,864
           700,000           93,121     193,242       300,364
           800,000          106,621     221,242       343,864

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

*The amounts shown above include benefits payable from the Supplemental Retirement Arrangements.
The number of years of credited service of the executive officers listed in the remuneration table under the Retirement Plan, determined as of February 24, 1996 are: Mr. Sykes, 25 years; Mr. Dobbin, 25 years; Mr. Manos, 25 years; Mr. Freedman, 18 years and Mr. Rutstein, 18 years. One of the officers (Mr. Sykes) is currently receiving retirement payments from the plan, as required by law for participants over age 70 1/2. The number of years of credited service for Mr. Sykes is as of the date retirement benefits commenced.

Supplemental Retirement Arrangements:

An unfunded nonqualified pension plan is currently in effect. For two of the officers listed in the remuneration table (Messrs. Sykes and Dobbin), the Excess Benefit Savings Plan provides that in the event that annual benefits from the Company's Retirement Plan, profit sharing and thrift plans, and from Social Security do not equal sixty percent (60%) of the earnings averaged over the five years prior to retirement, a supplemental pension would be paid so that the total of all benefits, including Social Security, equals sixty percent (60%). For less than fifteen years of service, the total benefit is proportionately reduced. The Excess Benefit Savings Plan also provides a make-up benefit for those who will be impacted by the $150,000 compensation limit in the Retirement Plan. The Excess Benefit Savings Plan also provides a make-up benefit for those who will be impacted by the $150,000 compensation limit in the Retirement Plan and by the maximum benefit limitations of IRC Section 415.


Compensation of Directors

During Fiscal Year 1996, Directors and Directors Emeritus who were not employees received an annual fee of $35,000 and a fee of $250 for committee meetings attended.

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

                (a)  Security Ownership of Certain Beneficial Owners
                       (as of May 1, 1996)

                  The following table sets forth information with respect to the ownership of the voting securities of the Company as of May 1, 1996.
                                                      Nature
                                          Number      of
                        Title of          Shares      Beneficial Percent
Name and Address        Class of Stock    Owned       Ownership  of Class

The 1224 Corporation(1) Common AC         125,000     Direct      100.0%
6300 Sheriff Road
Landover, Maryland  20785

J Sainsbury (USA)
 Holdings Inc.*        Common AL          125,000     Direct      100.0%
P.O. Box 3566
Portland, Maine  04104

                (b)  Security Ownership of Management (as of May 1, 1996)

                  The following table sets forth the number of each class of equity securities of the Company beneficially owned by each Director, named executive Officers and Directors and Executive Officers of the Company as a group as of May 1, 1996.
                                                      Nature
                                          Number      of
                        Title of          Shares      Beneficial Percent
Name and Title          Class of Stock    Owned       Ownership  of Class
David J. Sainsbury       Common Stock A          0(2) Direct and      0%
     Director            (Non-Voting)                 Indirect

Harry Beckner            Common Stock A      1,000    Direct       .002%
     Director            (Non-Voting)

David B Sykes            Common Stock A    252,422(3) Direct and   .425%
     Sr. Vice President- (Non-Voting)                 Indirect
     Finance, Sec'y,
     Treasurer, Director

Pete L. Manos            Common Stock A    205,122(4) Direct and   .346%
     President, Chief                                 Indirect
     Executive Officer,
     Director


* These shares were acquired on November 14, 1994 from the Lehrman family in a private transaction.
Constance M. Unseld      Common Stock A      1,000    Direct       .002%
     Director            (Non-Voting)

Peter F. O'Malley        Common Stock A      2,000    Indirect     .003%
     Director            (Non-Voting)

Rosemary Thorne          Common Stock A          0    Direct          0%
     Director            (Non-Voting)

Raymond A. Mason         Common Stock A      1,000    Direct       .002%
     Director            (Non-Voting)

Michael W. Broomfield    Common Stock A          0    Direct          0%
     Director            (Non-Voting)

Millard F. West, Jr.     Common Stock A     23,800(5) Indirect     .401%
     Director Emeritus   (Non-Voting)

Morton H. Wilner         Common Stock A     10,000    Indirect     .017%
     Director Emeritus   (Non-Voting)

Alvin Dobbin             Common Stock A    143,011(6) Direct and   .241%
     Sr. Vice President- (Non-Voting)                 Indirect
     Operations

David N. Freedman        Common Stock A    123,256(6) Direct and   .208%
     Sr. Vice President- (Non-Voting)                 Indirect
     Corp. Facilities

David W. Rutstein        Common Stock A    127,389(6) Direct and   .215%
     Sr. Vice President- (Non-Voting)                 Indirect
     General Counsel

All Directors and        Common Stock A  1,440,042    Direct and  2.426%
     Officers as a       (Non-Voting)                 Indirect
     Group (31 persons)

                         Common Stock AC   125,000(7)           100.000%
                         (Voting)

                         Common Stock AL   125,000(7)           100.000%
                         (Voting)

            (c)  Changes in Control

                      Not applicable.

NOTES:

(1) Pursuant to Israel Cohen's will, the Class AC Voting Common Stock was transferred to the 1224 Corporation, a Delaware corporation. The 1224 Corporation issued all of its non-voting stock to the Israel Cohen Estate and all of its 500 outstanding voting shares to four officers of the Company, (Pete L. Manos, Alvin Dobbin, David Rutstein and David B Sykes) and to Mr. Cohen's sister, Lillian Cohen Solomon (100 shares each). The holders of the 1224 Voting Stock have the exclusive right to exercise all the voting rights in the Class AC Voting Common Stock.

(2) Mr. Sainsbury disclaims beneficial ownership of the Common Stock of the Company beneficially owned by J Sainsbury (USA) Holdings Inc. Mr. Sainsbury is a director of J Sainsbury plc, the ultimate parent company of J Sainsbury (USA) Holdings Inc. In addition to the 125,000 Class AL voting shares listed above, J Sainsbury (USA) Holdings Inc. owns 9,779,931 Class A non-voting shares.

(3) Includes 62,500 shares acquirable under stock option plans within sixty days. Mr. Sykes disclaims beneficial ownership of the Class AC shares held by the 1224 Corporation except for 100 shares.

(4) Includes 157,500 shares acquirable under stock option plans within sixty days. Mr. Manos disclaims beneficial ownership of the Class AC shares held by the 1224 Corporation except for 100 shares.

(5) Includes 14,000 shares owned by wife for which Mr. West disclaims beneficial ownership.

(6) Includes 38,500 shares acquirable under stock option plans within sixty days. Messrs. Dobbin and Rutstein disclaim beneficial ownership of the Class AC shares held by the 1224
      Corporation except for 100 shares each.

(7)   As noted in Item 12(a) above.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             (a)     Transactions with Management and Others

             The Company operates a store in Hyattsville, Maryland under a lease (originally executed in 1954) from a partnership in which Israel Cohen had a 25% interest. The partnership interest is now owned by the Estate of Israel Cohen. The Cohen interest in the gross rental proceeds (minimum and percentage where applicable) for the last three fiscal years were as follows: $126,223 (FY 1996) $123,605 (FY 1995) $119,094 and (FY
1994).

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

                              PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K
                                                          Page in
                                                          Form 10-K

(a) The following documents are filed as part of this report:

        (1)     Financial Statements and
                supplementary data:

                Report of Independent Accountants            16
                Consolidated Statements of Income
                 for the years ended February 24,
                 1996, February 25,1995, and
                 February 26, 1994                           17
                Consolidated Balance Sheets at
                 February 24, 1996, February 25,
                 1995 and February 26, 1994                 18-19
                Consolidated Statements of Changes
                 in Shareholders' Equity for the years
                 ended February 24, 1996, February 25,
                 1995 and February 26, 1994                 20-21
                Consolidated Statements of Cash Flows
                 for the years ended February 24, 1996,
                 February 25, 1995 and February 26,
                 1994                                       22-23
                Notes to Consolidated Financial
                 Statements                                 24-37

                Supplementary Financial Information
                 (unaudited)                                 38

        (2)     Financial Statement Schedule:

                 Report of Independent Accountants
                  on Financial Statement Schedule            60

                  Schedule

                  II.  Valuation and qualifying accounts     61
                       and reserves

                        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        (3)      Exhibits:

                 The Index to Exhibits is on page 62.

(b)     Reports on Form 8-K

                 On November 28, 1995, a report on Form 8-K under Item 5 was filed by the Registrant.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GIANT FOOD INC.



                                 BY: /s/ Pete L. Manos
                                    Pete L. Manos,
                                    President and
                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       GIANT FOOD INC.


May 20, 1996           By: /s/ Pete L. Manos
                       Pete L. Manos
                       President and Principal Executive Officer


May 20, 1996           By: /s/ David B Sykes
                       David B Sykes, Senior Vice
                       President-Finance, Chief
                       Financial Officer and
                       Principal Accounting Officer


May 20, 1996           By: /s/ Pete L. Manos
                       Pete L. Manos, Director


May 20, 1996           By: /s/ David B Sykes
                       David B Sykes, Director


May 20, 1996           By: /s/ David J. Sainsbury
                       David J. Sainsbury, Director


May 20, 1996           By: /s/ Harry Beckner
                       Harry Beckner, Director


May 20, 1996           By: /s/ Constance M. Unseld
                       Constance M. Unseld, Director


May 20, 1996           By: /s/ Peter F. O'Malley
                       Peter F. O'Malley, Director


May 20, 1996           By: /s/ Raymond A. Mason
                       Raymond A. Mason, Director


May 20, 1996           By: /s/ Rosemary Thorne
                       Rosemary Thorne, Director


May 20, 1996           By: /s/ Michael Warwick Broomfield
                       Michael Warwick Broomfield, Director

                     Report of Independent Accountants
                     on Financial Statement Schedule

To the Board of Directors
Giant Food Inc.


Our audits of the consolidated financial statements referred to in our report dated March 25, 1996 also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Washington, D.C.
March 25, 1996

             GIANT FOOD INC. AND SUBSIDIARIES         SCHEDULE II
                                                     (THOUSANDS OF DOLLARS)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                          Additions
                              Balance     Charged                 Balance
                              beginning   to costs                end of
Description                   of period   & expenses  Deductions  period

Year ended February 24, 1996
 Provision for
  insurance claims            $35,471     $14,661     $ 2,168 (a)  $47,964

Year ended February 25, 1995
 Provision for
  insurance claims            $25,417     $32,781     $22,727 (a)  $35,471

Year ended February 26, 1994
 Provision for
  insurance claims            $20,986     $32,419     $27,988 (a)  $25,417


(a) Deductions consist of:
                                1996        1995        1994
     Payments                  $5,560     $22,203     $29,553
     Change in current portion (3,392)        524      (1,565)
                               $2,168     $22,727     $27,988

                            INDEX TO EXHIBITS


                             Exhibit                        Page

1989 Non-Qualified           Incorporated by reference
 Stock Option Plan           to the Company's Form 10-K
                             filed with the SEC in
                             May, 1993 for the Fiscal
                             Year Ended February 27, 1993     --


Non-Qualified Executive      Incorporated by reference
 Stock Bonus Plan            to the Company's Form 10-K
                             filed with the SEC in
                             May, 1993 for the Fiscal
                             Year Ended February 27, 1993     --


Split Dollar Insurance       Incorporated by reference
 Program                     to the Company's Form 10-K
                             filed with the SEC in
                             May, 1993 for the Fiscal
                             Year Ended February 27, 1993     --


Supplemental Retirement      Incorporated by reference
 Plan                        to the Company's Form 10-K
                             filed with the SEC in
                             May, 1993 for the Fiscal
                             Year Ended February 27, 1993     --


Excess Benefit Plan          Incorporated by reference
                             to the Company's Form 10-K
                             filed with the SEC in
                             May, 1993 for the Fiscal
                             Year Ended February 27, 1993     --


Computation of Earnings      Exhibit 11                       63
 Per Common Share


Subsidiaries                 Exhibit 21                       64


Consent of Independent       Exhibit 23                       65
 Accountants

Financial Data Schedule      Exhibit 27                       --

             GIANT FOOD INC. AND SUBSIDIARIES         EXHIBIT 11

             COMPUTATION OF EARNINGS PER COMMON SHARE

FIFTY-TWO WEEKS ENDED FEBRUARY 24, 1996, FEBRUARY 25, 1995, AND
FEBRUARY 26, 1994

                                       1996          1995           1994
Primary:
 Earnings:
  Net income                     $ 102,153,000   $ 94,161,000  $ 95,231,000

 Shares:
  Weighted average number of
   common shares outstanding        59,360,234     59,368,068    59,659,352
  Assuming exercise of options,
   using average market price,
   reduced by the number of shares
   which could have been purchased
   with the proceeds from
   exercise of such options            575,351        143,665       245,425

 Weighted average number of common
  shares outstanding, as adjusted   59,935,585     59,511,733    59,904,777
Primary earnings per common share        $1.70          $1.58         $1.59

Assuming full dilution:
 Earnings:
  Net income                      $102,153,000    $94,161,000   $95,231,000

 Shares:
  Weighted average number of
   common shares outstanding         59,360,234    59,368,068    59,659,352
  Assuming exercise of options,
   using higher of ending or
   average market price, reduced
   by the number of shares which
   could have been purchased with
   the proceeds from exercise
   of such options                      673,656        168,075      303,323

 Weighted average number of common
  shares outstanding, as adjusted    60,033,890     59,536,143   59,962,675

 Fully diluted earnings
  per common share                        $1.70          $1.58        $1.59

Note: This calculation is submitted in accordance with Regulation S-K item
      601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than
3%.
                                EXHIBIT 21



                     GIANT FOOD INC. AND SUBSIDIARIES


                               Subsidiaries

                                                    State of
Subsidiary                                          Incorporation

Giant of Maryland, Inc.                             Maryland
Giant of Salisbury, Inc.                            Maryland
Giant Construction Company, Inc.                    District of Columbia
GF McLean Shopping Center, Inc.                     Virginia
GFS Realty, Inc.                                    Delaware
Warex-Jessup, Inc.                                  Maryland
Bursil, Inc.                                        Delaware
Cole Engineering, Inc. (formerly Cole Carpets, Inc.)Maryland
LECO, Inc. (formerly Viva Pharmaceuticals, Inc.)    Delaware
Giant Automatic Money Systems, Inc.                 Maryland
Shaw Community Supermarket, Inc.(1)                 District of Columbia
Bayside Traffic Services of Maryland, Inc.          Maryland
Super G, Inc.                                       Maryland
Montrose Crossing, Inc.                             Maryland
Friendship Macomb SC, Inc.                          District of Columbia
Giant of Talbot Co., Inc.                           Maryland
Giant of Cherry Hill, Inc.                          New Jersey
Giant of Washington Township, Inc.                  New Jersey




(1)  Giant Food Inc. owns 85% of the voting
     securities of Shaw Community Supermarket, Inc., and 100% of the voting securities of all other subsidiaries.

                                EXHIBIT 23


                    CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-21992) and in the Prospectuses constituting part of the Registration Statements on Forms S-3 (Nos. 33-33049, 33-40851 and 33-45261) of Giant Food Inc. of our report dated March 25, 1996, appearing on page 16 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 60 of this Form 10-K.
/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP
Washington, D.C.
May 20, 1996