Form 10-Q
period 1996-05-18
GIANT FOOD INC
filed 1996-06-28
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Twelve Weeks ended May 18, 1996

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


              The number of shares outstanding of each of the registrant's classes of common stock as of this date is as follows:



Title of stock                                         Number of shares
class ($l par)                                            Outstanding
"A" non-voting                                            59,382,723
"AC" voting                                                  125,000
"AL" voting                                                  125,000
                                                          59,632,723

                  GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - MAY 18, 1996 AND FEBRUARY 24, 1996

                           Dollar amounts in thousands


                                     ASSETS

                                                  May 18,      February 24,
                                                    1996          1996
                                                 (Unaudited)



Current assets:
  Cash and cash equivalents                      $   143,237  $    111,133
  Short-term investments (Note 2)                    129,366       134,677
  Receivables                                         49,805        47,771
  Inventories (Note 3)                               219,141       225,801
  Prepaid expenses                                    27,506        26,889

     Total current assets                            569,055       546,271

Property, plant and equipment                      1,436,264     1,405,084
  Less accumulated depreciation                      664,409       643,693

                                                     771,855       761,391

Property under capital leases, net
  of accumulated amortization, (5/18/96,
  $66,402; 2/24/96, $65,018)                         104,455       105,839

Other assets                                          35,625        33,638

                                                 $ 1,480,990   $ 1,447,139








               See notes to consolidated financial statements.

                            GIANT FOOD INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS - MAY 18, 1996 AND FEBRUARY 24, 1996

                          Dollar amounts in thousands

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               May 18,     February 24,
                                                1996           1996
                                            (Unaudited)

Current liabilities:
  Current portion of long-term debt         $    12,284     $    12,156
  Accounts payable                              227,439         219,253
  Accrued liabilities                            84,481          85,763
  Dividends payable                              11,323          11,009
  Income taxes                                   16,099           9,061

    Total current liabilities                   351,626         337,242

Long-term debt, net of current portion:
  Notes and mortgages                            45,802          45,959
  Obligations under capital leases              141,779         142,863

                                                187,581         188,822


Other liabilities                               103,095          98,318

Shareholders' equity
  Common stock, $1 par, all classes              60,926          60,645
  Net unrealized loss on short-term investments    (810)           (108)
  Retained earnings                             793,460         779,000
                                                853,576         839,537
  Less class "A" stock held in
    treasury, at cost (5/18/96 623,897
    2/24/96, 702,782 shares)                     14,888          16,780
                                                838,688         822,757

                                            $ 1,480,990     $ 1,447,139





                      See notes to consolidated financial statements.

                       GIANT FOOD INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                TWELVE WEEKS ENDED MAY 18, 1996 AND MAY 20, 1995
                                   (Unaudited)

                          Dollar amounts in thousands
                           except for per share data


                                              Twelve Weeks
                                            1996           1995

Sales                                   $   895,627    $  869,235

Cost of goods sold                          624,483       611,609

Operating expenses                          227,322       219,420

Interest:
  Notes and mortgages                           815         1,368
  Lease obligations                           3,746         3,698
  Income                                     (3,236)       (3,296)
                                            853,130       832,799

Income before provision
  for income taxes                           42,497        36,436

Provision for income
  taxes                                      16,714        14,330

Net income                              $    25,783    $   22,106

Net income per share                    $       .43    $      .37

Dividends per share                     $       .19    $      .185

Average number of shares                  59,589,692    59,261,777




                    See notes to consolidated financial statements.

                         GIANT FOOD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                TWELVE WEEKS ENDED MAY 18, 1996 AND MAY 20, 1995
                                  (Unaudited)

                           Dollar amounts in thousands

                                                       Twelve Weeks
                                                      1996          1995
Cash flows from operating activities:
  Net income                                     $     25,783   $   22,106
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                         20,623       20,618
  Amortization of property under capital leases         1,384        1,333
  Other adjustments, net                                  375          400
  Net change in cash from changes in operating
  assets and liabilities, detailed below               23,426      (18,210)

Net cash provided by operating activities              71,591       26,247

Cash flows from investing activities:
  Purchase of short-term investments                  (34,168)      (8,956)
  Maturity of short-term investments                   13,588
  Sale of short-term investments                       24,734       18,955
  Capital expenditures                                (31,133)     (31,862)
  Other investing activities                           (2,316)
Net cash used in investing activities                 (29,295)     (21,863)

Cash flows from financing activities:
  Repayments of notes and mortgages                      (139)     (16,125)
  Repayments of obligations under capital leases         (974)        (879)
  Issuance of common stock                              1,930          329
  Dividends paid                                      (11,009)     (10,663)
Net cash used in financing activities                 (10,192)     (27,338)

Net change in cash and cash equivalents                32,104      (22,954)
Cash and cash equivalents, beginning of year          111,133      157,045

Cash and cash equivalents, end of quarter         $   143,237   $  134,091

Increase (decrease) in cash from changes in
operating assets and liabilities:
  Accounts receivable                             $    (2,034)  $   (6,561)
  Inventory                                             6,660       (4,180)
  Prepaid expenses                                       (617)         898
  Accounts payable                                      8,186       (1,535)
  Accrued expenses                                     (1,282)      (7,908)
  Income taxes payable                                  7,281          808
  Deferred taxes                                                      (561)
  Other liabilities                                     5,232          829
                                                  $    23,426   $  (18,210)

                  See notes to consolidated financial statements.

                         GIANT FOOD INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                TWELVE WEEKS ENDED MAY 18, 1996 AND MAY 20, 1995
                                  (Unaudited)
                           Dollar amounts in thousands

1.  Consolidated financial statements:

    The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

    Such results for the twelve weeks ended May 18, 1996 and May 20, 1995 are not necessarily indicative of results to be expected for the full year.

2.  Short-term investments:

    Short-term investments consisted of:
      As of May 18, 1996:
                                               GROSS
                                         UNREALIZED HOLDING
                                 COST         (LOSSES)         FAIR VALUE

    U.S. Treasury securities   $105,175        $(1,081)         $104,094
    Federal agency securities    24,675           (253)           24,422
    Corporate bonds & other         850                              850
                               $130,700        $(1,334)         $129,366

      As of February 24, 1996:
                                                GROSS
                                          UNREALIZED HOLDING
                                COST           (LOSSES)       FAIR VALUE

    U.S. Treasury securities   $111,021        $  (168)         $110,853
    Federal agency securities    22,920           (  9)           22,911
    Corporate bonds or other        913                              913
                               $134,854        $  (177)         $134,677






    Maturities of short-term investments at May 18, 1996, were as follows:

                                              COST        FAIR VALUE

    Due within one year                     $ 68,532       $ 68,635
    Due after one year through five years     62,168         60,731
                                            $130,700       $129,366

3.  Inventories:

    The inventories valued using the LIFO method were approximately 84% of the Company's inventories as at May 18, 1996 and 84% as at February 24, 1996. Under the FIFO method, these inventories would have been higher by $86,793 and $85,713, respectively. The pre-tax LIFO charge was $1,080 for the twelve week period ended May 18, 1996 and $900 for the twelve week period ended May 20, 1995.


4. Effective February 25,1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets to be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with SFAS No. 121, the recoverability of long-lived assets is assessed annually or whenever adverse effects and changes in circumstances indicate that undiscounted cash flows previously anticipated warrants a reassessment.

    In accordance with the provions of SFAS No. 123, the Company has elected to continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense. The adoption of these standards did not have a material effect on the Company's financial position or results of operation.


5. Net cash flows from operating activities reflects cash payments for interest and income taxes as follows:
                                                   12 weeks ended
                                                 May 18,       May 20,
                                                  1996          1995

    Interest paid                               $ 5,074        $ 5,388

    Income taxes paid                             9,433         13,520

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

Results of Operations:

         A summary of the principal income statement percentages are tabulated below:

                                12 Weeks Ended          12 Weeks Ended
                                 May 18, 1996            May 20, 1995
                                       %                      %


Gross Profit                         30.27                  29.64
Operating Expenses                   25.38                  25.24
Interest Expense-Notes & Mortgages     .09                    .16
Interest Expense-Lease Obligations     .41                    .43
Interest (Income)                   (  .36)                (  .38)
Income Before Income Taxes            4.75                   4.19
Provision for Income Taxes            1.87                   1.65
Net Income                            2.88                   2.54






         Below are the differences for the periods ended May 18, 1996 compared with May 20, 1995 in thousands of dollars and percentages:

                                                   Increase (Decrease)
                                                       Twelve Weeks
                                                      $            %

Sales                                               26,392        3.0%

Gross Profit                                        13,518        5.2%
Operating Expenses                                   7,902        3.6%
Interest Expense-Notes & Mortgages                    (553)     -40.4%
Interest Expense-Lease Obligations                      48        1.3%
Interest Income                                         60       -1.8%
Income Before Income Taxes                           6,061       16.6%
Provision for Income Taxes                           2,384       16.6%
Net Income                                           3,677       16.6%

                            GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twelve weeks ended May 18, 1996 vs. twelve weeks ended May 20, 1995):

     Sales increased $26.4 million or 3.0%. Stores in operation both years showed a modest increase of .2%. Same store sale change was impacted by the opening of four food-drug stores since November 1995 in the Washington/Baltimore area. Eliminating this cannibalization effect, same stores sales would have been up 1.0%.


     Gross profit increased $13.5 million. Gross profit as a percent of sales was 30.27% compared to 29.64% in the prior year. The gross profit percentage reflects the continuation of the gross profit level achieved in the most recent quarter (ended February 24, 1996) which was 30.25%.


     Operating expenses increased from 25.24% of sales to 25.38%. The primary factor for the increase is the occupancy costs related to the seven stores that were opened in the last twelve months.


     Interest expense on notes and mortgages decreased by $553 thousand because of reduction of debt during 1995.




     Pre-tax earnings increased $6.1 million, an increase of 16.6%. The effective tax rate was 39.3% for both the current and prior period.

     Net income was 2.88% of sales for the current quarter compared with 2.54% for the same period of the prior year.

                           GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

LIQUIDITY:


     Working capital increased $8.4 million from February 24, 1996.

     At May 18, 1996 working capital ratio was 1.62 to 1, compared to 1.61 to 1 at February 24, 1996. Including LIFO reserves of $86.8 million at May 18, 1996, the working capital ratio was 1.86 to 1.

     At May 18, 1996, cash and cash equivalents were $143.2 million and short-term investments were $129.4 million totaling $272.6 million compared with $245.8 million as of February 24, 1996.


    It is estimated that cash, cash equivalents and short-term investments, together with cash flow from operations will be adequate to complete planned capital expenditures, required debt reduction and dividend requirements. Capital expenditures include the announced plans for opening eight stores in the current fiscal year, of which two are in the Washington/Baltimore area, five in New Jersey and the first store in Pennsylvania. The Company has a $50 million revolving credit facility, a $10 million credit line and has had no short-term bank borrowings for more than seventeen years.


CAPITALIZATION:

         Shareholders' equity as a percentage of capitalization was 80.8% on May 18, 1996, compared to 80.4% on February 24, 1996 and 78.5% on May 20, 1995.

                          GIANT FOOD INC. AND SUBSIDIARIES




                                OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K:

The Company did not file any reports on Form 8-K during the twelve weeks ended May 18, 1996.




                                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Giant Food Inc.

                                                   (Registrant)





Date June 28, 1996                 By /s/ Pete L. Manos

                                     Pete L. Manos
                                     President and
                                     Chief Executive Officer



Date June 28, 1996                 By /s/ David B Sykes

                                     David B Sykes
                                     Senior Vice President Finance,
                                     Treasurer
                                     Chief Financial Officer and
                                     Principal Accounting Officer