Form 10-Q
period 1996-08-10
GIANT FOOD INC
filed 1996-09-23
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Twelve Weeks ended August 10, 1996

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

              The number of shares outstanding of each of the registrant's classes of common stock as of this date is as follows:

Title of stock                                         Number of shares
class ($l par)                                            Outstanding
"A" non-voting                                            59,549,763
"AC" voting                                                  125,000
"AL" voting                                                  125,000
                                                          59,799,763

                         GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - AUGUST 10, 1996 AND FEBRUARY 24, 1996

                           Dollar amounts in thousands


                                     ASSETS

                                                  August 10,   February 24,
                                                    1996          1996
                                                 (Unaudited)



Current assets:
  Cash and cash equivalents                      $   105,379  $    111,133
  Short-term investments (Note 2)                    145,793       134,677
  Receivables                                         48,867        47,771
  Inventories (Note 3)                               210,928       225,801
  Prepaid expenses                                    28,072        26,889

     Total current assets                            539,039       546,271

Property, plant and equipment                      1,438,952     1,405,084
  Less accumulated depreciation                      638,058       643,693

                                                     800,894       761,391

Property under capital leases, net
  of accumulated amortization, (8/10/96,
  $67,786; 2/24/96, $65,018)                         103,071       105,839

Other assets                                          37,379        33,638

                                                 $ 1,480,383   $ 1,447,139








               See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS - AUGUST 10, 1996 AND FEBRUARY 24, 1996

                          Dollar amounts in thousands

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             August 10,    February 24,
                                                1996           1996
                                            (Unaudited)

Current liabilities:
  Current portion of long-term debt         $    12,413     $    12,156
  Accounts payable                              225,158         219,253
  Accrued liabilities                            85,562          85,763
  Dividends payable                              11,343          11,009
  Income taxes                                    6,578           9,061

    Total current liabilities                   341,054         337,242

Long-term debt, net of current portion:
  Notes and mortgages                            44,379          45,959
  Obligations under capital leases              140,695         142,863

                                                185,074         188,822


Other liabilities                                99,122          98,318

Shareholders' equity
  Common stock, $1 par, all classes              60,257          60,257
  Capital in excess of par value                  1,617             388
  Net unrealized loss on short-term investments    (591)           (108)
  Retained earnings                             805,289         779,000
                                                866,572         839,537
  Less class "A" stock held in
    treasury, at cost (8/10/96 456,857
    2/24/96, 702,782 shares)                     11,439          16,780
                                                855,133         822,757

                                            $ 1,480,383     $ 1,447,139





                      See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                TWENTY-FOUR WEEKS ENDED AUGUST 10, 1996 AND AUGUST 12, 1995
                                   (Unaudited)

                          Dollar amounts in thousands
                           except for per share data


                          Twenty-four Weeks           Twelve Weeks
                         1996          1995          1996           1995

Sales                $ 1,770,051   $ 1,725,750   $   874,424    $  856,515

Cost of goods sold     1,229,100     1,214,067       604,617       602,458

Operating expenses       457,901       442,277       230,579       222,857

Interest:
  Notes and mortgages      1,593         2,480           778         1,112
  Lease obligations        7,469         7,378         3,723         3,680
  Income                  (6,703)       (6,173)       (3,467)       (2,877)

                       1,689,360     1,660,029       836,230       827,230

Income before provision
  for income taxes        80,691        65,721        38,194        29,285

Provision for income
  taxes                   31,736        25,850        15,022        11,520

Net income           $    48,955    $   39,871   $    23,172    $   17,765

Net income per share $       .82           .67   $       .39    $      .30

Dividends per share  $       .38           .37   $       .19    $      .185

Average number
  of shares            59,651,841    59,278,951    59,713,990    59,296,126





                    See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            TWENTY-FOUR WEEKS ENDED AUGUST 10, 1996 AND AUGUST 12, 1995
                                  (Unaudited)

                           Dollar amounts in thousands

                                                      Twenty-four Weeks
                                                      1996          1995

Cash flows from operating activities:
  Net income                                     $     48,955   $   39,871
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                         41,437       41,446
  Amortization of property under capital leases         2,768        2,667
  Other adjustments, net                                  750          750
  Net change in cash from changes in operating
  assets and liabilities, detailed below               18,039        4,042

Net cash provided by operating activities             111,949       88,776

Cash flows from investing activities:
  Purchase of short-term investments                  (73,367)     (30,586)
  Sale of short-term investments                       47,866       12,032
  Maturity of short-term                               13,588       10,000
  Capital expenditures                                (81,084)     (63,023)
  Other investing activities                           (4,347)      (2,001)
Net cash used in investing activities                 (97,344)     (73,578)

Cash flows from financing activities:
  Repayments of notes and mortgages                    (1,544)     (17,513)
  Repayments of obligations under capital leases       (1,947)      (1,758)
  Purchases of treasury stock
  Issuance of common stock                              5,464        1,817
  Dividends paid                                      (22,332)     (21,649)
Net cash used in financing activities                 (20,359)     (39,103)

Net change in cash and cash equivalents                (5,754)     (23,905)
Cash and cash equivalents, beginning of year          111,133      157,045

Cash and cash equivalents, end of quarter         $   105,379   $  133,140

Increase (decrease) in cash from changes in
operating assets and liabilities:
  Accounts receivable                             $    (1,096)  $   (1,635)
  Inventory                                            14,873       24,963
  Prepaid expenses                                     (1,183)         507
  Accounts payable                                      5,905       (8,119)
  Accrued expenses                                       (201)      (4,570)
  Income taxes payable                                 (1,377)      (6,326)
  Deferred taxes                                                    (1,086)
  Other liabilities                                     1,118          308

                                                  $    18,039   $    4,042

                  See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                TWENTY-FOUR WEEKS ENDED AUGUST 10, 1996 AND AUGUST 12, 1995
                                  (Unaudited)
                           Dollar amounts in thousands

1.  Consolidated financial statements:

    The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.


    Such results for the twelve weeks ended August 10, 1996 and August 12, 1995 are not necessarily indicative of results to be expected for the full year.

2.  Short-term investments:

    Short-term investments consisted of:

      As of August 10, 1996:
                                               GROSS
                                         UNREALIZED HOLDING
                                 COST         (LOSSES)         FAIR VALUE

    U.S. Treasury securities   $117,214        $  (810)         $116,404
    Federal agency securities    24,552           (164)           24,388
    Corporate bonds or other      5,001                            5,001
                               $146,767        $  (974)         $145,793

      As of February 24, 1996:
                                               GROSS
                                         UNREALIZED HOLDING
                                 COST         (LOSSES)         FAIR VALUE

    U.S. Treasury securities   $111,021        $  (168)         $110,853
    Federal agency securities    22,920             (9)           22,911
    Corporate bonds or other        913                              913
                               $134,854        $  (177)         $134,677








    Maturities of short-term investments at August 10, 1996, were as follows:

                                              COST        FAIR VALUE

    Due within one year                     $ 58,249       $ 58,394
    Due after one year through five years     88,518         87,399
                                            $146,767       $145,793

3.  Inventories:

    The inventories using the LIFO method were valued at approximately 81% of the Company's inventories as at August 10, 1996 and 84% as at February 24, 1996. Under the FIFO method, these inventories would have been higher by $87,873 and $85,713, respectively. The pre-tax LIFO charge was $2,160 for the twenty-four week period ended August 10, 1996 and $1,800 for the twenty-four week period ended August 12, 1995.

4.  Contingencies:

    From time to time, the Company is involved in legal proceedings that have arisen in the ordinary course of business. Management, after consulting with legal counsel is of the opinion that the outcome of such matters will not have a material impact on the consolidated financial position of the Company.


5. Net cash flows from operating activities reflects cash payments for interest and income taxes as follows:
                                                   24 weeks ended
                                              August 10,      August 12,
                                                 1996            1995

    Interest paid                               $10,141        $10,806

    Income taxes paid                            33,113         17,750

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

Results of Operations:

         A summary of the principal income statement percentages are tabulated below:

                               24 Weeks Ended            12 Weeks Ended
                             August 10,  August 12,  August 10,  August 12,
                                1996        1995        1996        1995
                                  %           %           %           %


Gross Profit                    30.56       29.65       30.86       29.66
Operating Expenses              25.87       25.63       26.37       26.02
Interest Expense:
   Notes & Mortgages              .09         .14         .09         .13
   Lease Obligations              .42         .43         .43         .43
Interest (Income)              (  .38)     (  .36)     (  .40)     (  .34)
Income Before Income Taxes       4.56        3.81        4.37        3.42
Provision for Income Taxes       1.79        1.50        1.72        1.35
Net Income                       2.77        2.31        2.65        2.07



         Below are the differences for the periods ended August 10, 1996 compared with August 12, 1995 in thousands of dollars and percentages:

                          Increase (Decrease)       Increase (Decrease)
                           Twenty-four Weeks            Twelve Weeks
                              $          %             $           %

Sales                       44,301      2.6%         17,909       2.1%

Gross Profit                29,268      5.7%         15,750       6.2%
Operating Expenses          15,624      3.5%          7,722       3.5%
Interest Expense:
   Notes & Mortgages          (887)   -35.8%           (334)    -30.0%
   Lease Obligations            91      1.2%             43       1.2%
Interest Income               (530)     8.6%           (590)     20.5%
Income Before Income Taxes  14,970     22.8%          8,909      30.4%
Provision for Income Taxes   5,886     22.8%          3,502      30.4%
Net Income                   9,084     22.8%          5,407      30.4%

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twenty-four weeks ended August 10, 1996 vs. twenty-four weeks ended August 12, 1995):

     Sales increased $44.3 million or 2.6%. The change in sales for stores in operation both years was a decrease of .1%. Same store sales were affected by the soft economy and the cannibalization from four food-drug stores which were opened between November 1995 and January 1996. Eliminating the cannibalization effect, same store sales would have been up
 .7% for the twenty-four weeks.

     Gross profit increased $29.2 million. Gross profit as a percent of sales was 30.56% compared to 29.65% for the prior year. The gross profit % increase resulted primarily through improved product mix and increases in buying performance.

     Operating expenses increased from 25.63% of sales to 25.87%. The principal reason are the occupancy costs associated with eight new stores opened since August 12, 1995, which includes four units in the New Jersey - Delaware area.

     Interest expense - notes and mortgages decreased by $.9 million because of lower debt. Interest income increased by $.5 million because of higher balances of investable cash and short term investments.

     Pre-tax earnings increased $15.0 million, an increase of 22.8%. The effective tax rate was 39.3% for both the current and prior year.

     Net income was 2.77% of sales for the current period compared with 2.31% for the same period of the prior year.

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twelve weeks ended August 10, 1996 vs. twelve weeks ended August 12, 1995):

     Sales increased $17.9 million or 2.1%. The sales for stores in operation in both years was a decrease of .4%. This same store sales change was impacted by new units drawing sales away from existing units. Without cannibalization same store sales would have increased .4%.

     Gross profit increased $15.8 million. Gross profit as a percent of sales was 30.86% compared to 29.66% for the prior year and 30.27% from the most recent quarter. The gross profit % increase resulted from increases in buying performance and improved product mix.

     Operating expenses were 26.37% of sales in the current year compared to 26.02% in the prior year. Occupancy costs as discussed previously were the principal cause of the increase. During this quarter a negotiated contract was completed with the balance of the retail clerks. This contract is in effect for the store associates through March, 2000.

     Interest expense - notes and mortgages decreased by $334 thousand because of lower debt. Interest income increased by $590 thousand because of higher investable cash balances and short term investments.

     Pre-tax earnings were up $8.9 million, an increase of 30.4%. The effective tax rate was 39.3% for both the current and prior year.

     Net income was 2.65% of sales for the current quarter compared with 2.07% for the same period of the prior year.

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

LIQUIDITY:

     Working capital decreased $11.0 million from February 24, 1996.

     At August 10, 1996 working capital ratio was 1.58 to 1, compared to
1.61 to 1 at February 24, 1996. Including LIFO reserves of $87.9 million at August 10, 1996, the working capital ratio was 1.84 to 1.

     At August 10, 1996, cash and cash equivalents were $105.4 million and short-term investments were $145.8 million totaling $251.2 million compared with $245.8 million as at February 24, 1996. During the twelve months ended August 10, 1996 notes and mortgage debt was reduced by $12.3 million.

    It is estimated that cash, cash equivalents and short-term investments, together with cash flow from operations will be adequate to complete planned capital expenditures, debt reduction and dividend requirements. Capital expenditures include opening of five additional food-drug stores in the balance of the current fiscal year. The Company has a $50 million revolving credit facility, a $10 million credit line and has not had any short-term bank borrowings for more than seventeen years.

CAPITALIZATION:

         Shareholders' equity as a percentage of capitalization was 81.2% on August 10, 1996, compared to 80.4% on February 24, 1996 and 79.9% on August 12, 1995.

                          GIANT FOOD INC. AND SUBSIDIARIES




                                OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K:

The Company filed a Form 8-K on August 19, 1996. On August 6, 1996 the Estate of Israel Cohen sold two million shares of Giant Food Inc. Class A common stock (non-voting) to J. Sainsbury (USA) Holdings, Inc., a subsidiary of J. Sainsbury plc. The transaction was undertaken to enable the Estate to facilitate its tax planning.




                                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Giant Food Inc.

                                                  (Registrant)





Date  September 23, 1996          By /s/ Pete Manos

                                    Pete Manos
                                    President and Chief Executive Officer




Date  September 23, 1996          By /s/ Anthony E. Dahm

                                    Anthony E. Dahm
                                    Controller and Chief Accounting Officer