Form 10-Q
period 1996-11-02
GIANT FOOD INC
filed 1996-12-13
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Twelve Weeks ended November 2, 1996

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

              The number of shares outstanding of each of the registrant's classes of common stock as of this date is as follows:

Title of stock                                         Number of shares
class ($l par)                                            Outstanding
"A" non-voting                                            59,618,231
"AC" voting                                                  125,000
"AL" voting                                                  125,000
                                                          59,868,231

                          GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - NOVEMBER 2, 1996 AND FEBRUARY 24, 1996

                           Dollar amounts in thousands


                                     ASSETS

                                                 November 2,   February 24,
                                                    1996          1996
                                                 (Unaudited)



Current assets:
  Cash and cash equivalents                      $    61,061  $    111,133
  Short-term investments (Note 2)                    148,836       134,677
  Receivables                                         52,817        47,771
  Inventories (Note 3)                               260,112       225,801
  Prepaid expenses                                    30,346        26,889

     Total current assets                            553,172       546,271

Property, plant and equipment                      1,468,100     1,405,084
  Less accumulated depreciation                      657,720       643,693

                                                     810,380       761,391

Property under capital leases, net
  of accumulated amortization, (11/02/96,
  $69,170; 2/24/96, $65,018)                         101,687       105,839

Other assets                                          38,633        33,638

                                                 $ 1,503,872   $ 1,447,139








               See notes to consolidated financial statements.

                            GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - NOVEMBER 2, 1996 AND FEBRUARY 24, 1996

                          Dollar amounts in thousands

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                            November 2,    February 24,
                                                1996           1996
                                            (Unaudited)

Current liabilities:
  Current portion of long-term debt         $    12,445     $    12,156
  Accounts payable                              260,279         219,253
  Accrued liabilities                            78,668          85,763
  Dividends payable                              11,346          11,009
  Income taxes                                    3,880           9,061

    Total current liabilities                   366,618         337,242

Long-term debt, net of current portion:
  Notes and mortgages                            39,211          45,959
  Obligations under capital leases              139,609         142,863

                                                178,820         188,822


Other liabilities                                93,769          98,318

Shareholders' equity
  Common stock, $1 par, all classes              60,257          60,257
  Capital in excess of par value                  1,945             388
  Net unrealized loss on short-term investments    (201)           (108)
  Retained earnings                             812,792         779,000
                                                874,793         839,537
  Less class "A" stock held in
    treasury, at cost (11/02/96 388,389
    2/24/96, 702,782 shares)                     10,128          16,780
                                                864,665         822,757

                                            $ 1,503,872     $ 1,447,139





                      See notes to consolidated financial statements.











                                        - 3 -
                        GIANT FOOD INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

           THIRTY-SIX WEEKS ENDED NOVEMBER 2, 1996 AND NOVEMBER 4, 1995
                                   (Unaudited)

                          Dollar amounts in thousands
                           except for per share data


                          Thirty-six Weeks           Twelve Weeks
                         1996          1995          1996           1995

Sales                $ 2,667,028   $ 2,596,416   $   896,977    $  870,666

Cost of goods sold     1,857,334     1,825,897       628,234       611,830

Operating expenses       694,309       670,845       236,408       228,568

Interest:
  Notes and mortgages      2,202         3,720           608         1,240
  Lease obligations       11,170        11,079         3,701         3,701
  Income                  (9,764)       (9,551)       (3,061)       (3,378)

                       2,555,251     2,501,990       865,890       841,961

Income before provision
  for income taxes       111,777        94,426        31,087        28,705

Provision for income
  taxes                   43,962        37,135        12,227        11,285

Net income           $    67,815    $   57,291   $    18,860    $   17,420

Net income per share $      1.14           .97   $       .32    $      .30

Dividends per share  $       .57           .555  $       .19    $      .185

Average number
  of shares            59,711,609    59,307,748    59,831,144    59,365,343





                    See notes to consolidated financial statements.

                         GIANT FOOD INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            THIRTY-SIX WEEKS ENDED NOVEMBER 2, 1996 AND NOVEMBER 4, 1995
                                  (Unaudited)

                           Dollar amounts in thousands

                                                      Thirty-six Weeks
                                                      1996          1995

Cash flows from operating activities:
  Net income                                     $     67,815   $   57,291
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                         64,322       64,389
  Amortization of property under capital leases         4,152        4,022
  Other adjustments, net                                1,125        1,125
  Net change in cash from changes in operating
  assets and liabilities, detailed below              (17,017)       2,004

Net cash provided by operating activities             120,397      128,831

Cash flows from investing activities:
  Purchase of short-term investments                 (134,925)     (50,734)
  Sale of short-term investments                       97,025       16,966
  Maturity of short-term                               23,588       10,000
  Capital expenditures                               (112,986)     (96,953)
  Other investing activities                           (6,446)      (4,321)
Net cash used in investing activities                (133,744)    (125,042)

Cash flows from financing activities:
  Repayments of notes and mortgages                    (6,791)     (27,646)
  Repayments of obligations under capital leases       (2,921)      (2,658)
  Purchases of treasury stock
  Issuance of common stock                              6,673        4,116
  Dividends paid                                      (33,686)     (32,602)
Net cash used in financing activities                 (36,725)     (58,790)

Net change in cash and cash equivalents               (50,072)     (55,001)
Cash and cash equivalents, beginning of year          111,133      157,045

Cash and cash equivalents, end of quarter         $    61,061   $  102,044

Increase (decrease) in cash from changes in
operating assets and liabilities:
  Accounts receivable                             $    (5,046)  $   (3,108)
  Inventory                                           (34,311)      (2,747)
  Prepaid expenses                                     (3,457)      (1,539)
  Accounts payable                                     41,026       25,510
  Accrued expenses                                     (7,095)      (7,171)
  Income taxes payable                                 (3,645)      (8,442)
  Deferred taxes                                       (4,000)
  Other liabilities                                      (489)        (499)

                                                  $   (17,017)  $    2,004

                  See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         THIRTY-SIX WEEKS ENDED NOVEMBER 2, 1996 AND NOVEMBER 4, 1995
                                  (Unaudited)
                           Dollar amounts in thousands

1.  Consolidated financial statements:

    The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.


    Such results for the twelve weeks ended November 2, 1996 and November 4, 1995 are not necessarily indicative of results to be expected for the full year.

2.  Short-term investments:

    Short-term investments consisted of:

      As of November 2, 1996:
                                               GROSS
                                         UNREALIZED HOLDING
                                 COST         (LOSSES)         FAIR VALUE

    U.S. Treasury securities   $122,836        $  (275)         $122,561
    Federal agency securities    25,302            (56)           25,246
    Corporate bonds or other      1,029                            1,029
                               $149,167        $  (331)         $148,836

      As of February 24, 1996:
                                               GROSS
                                         UNREALIZED HOLDING
                                 COST         (LOSSES)         FAIR VALUE

    U.S. Treasury securities   $111,021        $  (168)         $110,853
    Federal agency securities    22,920             (9)           22,911
    Corporate bonds or other        913                              913
                               $134,854        $  (177)         $134,677




    Maturities of short-term investments at November 2, 1996, were as follows:

                                              COST        FAIR VALUE

    Due within one year                     $ 59,216       $ 59,558
    Due after one year through five years     89,951         89,278
                                            $149,167       $148,836

3.  Inventories:

    The inventories using the LIFO method were valued at approximately 81% of the Company's inventories as at November 2, 1996 and 84% as at February 24, 1996. Under the FIFO method, these inventories would have been higher by $88,953 and $85,713, respectively. The pre-tax LIFO charge was $3,240 for the thirty-six week period ended November 2, 1996 and $2,700 for the thirty-six week period ended November 4, 1995.

4.  Contingencies:

    From time to time, the Company is involved in legal proceedings that have arisen in the ordinary course of business. Management, after consulting with legal counsel is of the opinion that the outcome of such matters will not have a material impact on the consolidated financial position of the Company.


5. Net cash flows from operating activities reflects cash payments for interest and income taxes as follows:
                                                   36 weeks ended
                                              November 2,     November 4,
                                                 1996            1995

    Interest paid                               $15,160        $16,340

    Income taxes paid                            51,607         45,577

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

Results of Operations:

         A summary of the principal income statement percentages are tabulated below:

                             36 Weeks Ended            12 Weeks Ended
                         November 2, November 4,   November 2, November 4,
                            1996        1995          1996        1995
                               %           %             %           %


Gross Profit                 30.36       29.68         29.96       29.73
Operating Expenses           26.03       25.84         26.36       26.25
Interest Expense:
   Notes & Mortgages           .08         .14           .07         .14
   Lease Obligations           .42         .43           .41         .43
Interest (Income)           (  .36)     (  .37)       (  .34)     (  .39)
Income Before Income Taxes    4.19        3.64          3.46        3.30
Provision for Income Taxes    1.65        1.43          1.36        1.30
Net Income                    2.54        2.21          2.10        2.00



         Below are the differences for the periods ended November 2, 1996 compared with November 4, 1995 in thousands of dollars and percentages:

                          Increase (Decrease)       Increase (Decrease)
                           Thirty-six Weeks            Twelve Weeks
                              $          %             $           %

Sales                       70,612      2.7%         26,311       3.0%

Gross Profit                39,175      5.1%          9,907       3.8%
Operating Expenses          23,464      3.5%          7,840       3.4%
Interest Expense:
   Notes & Mortgages        (1,518)   -40.8%           (632)    -51.0%
   Lease Obligations            91       .8%              0        .0%
Interest Income               (213)     2.2%            317      -9.4%
Income Before Income Taxes  17,351     18.4%          2,382       8.3%
Provision for Income Taxes   6,827     18.4%            942       8.3%
Net Income                  10,524     18.4%          1,440       8.3%

                           GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Thirty-six weeks ended November 2, 1996 vs. thirty-six weeks ended November 4, 1995):

     Sales increased $70.6 million or 2.7%. The change in sales for stores in operation both years was a decrease of .24%. Same store sales were affected by the soft economy and the cannibalization from six food-drug stores which were opened between November 1995 and January 1996. Eliminating the cannibalization effect, same store sales would have been up
 .71% for the thirty-six weeks.

     Gross profit increased $39.2 million. Gross profit as a percent of sales was 30.36% compared to 29.68% for the prior year. The gross profit % increase resulted primarily through improved product mix and increases in buying performance.

     Operating expenses increased from 25.84% of sales to 26.03%. The principal reason are the occupancy costs associated with ten new stores opened since November 4, 1995, which includes five units in the New Jersey/Delaware/ Pennsylvania area.

     Interest expense - notes and mortgages decreased by $1.5 million because of lower debt. Interest income increased by $.2 million because of higher balances of investable cash and short term investments.

     Pre-tax earnings increased $17.4 million, an increase of 18.4%. The effective tax rate was 39.3% for both the current and prior year.

     Net income was 2.54% of sales for the current period compared with 2.21% for the same period of the prior year.

                          GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twelve weeks ended November 2, 1996 vs. twelve weeks ended November 4, 1995):

     Sales increased $26.3 million or 3.0%. The sales for stores in operation in both years was a decrease of .48%. This same store sales change was impacted by new units drawing sales away from existing units. Without cannibalization same store sales would have increased .71%.

     Gross profit increased $9.9 million. Gross profit as a percent of sales was 29.96% compared to 29.73% for the prior year. The current quarter gross profit of 29.96% was down from the most recent quarter's 30.86%. The decline was caused by increased promotional activities.

     Operating expenses were 26.36% of sales in the current year compared to 26.25% in the prior year. Occupancy costs as discussed previously were the principal cause of the increase.

     Interest expense - notes and mortgages decreased by $632 thousand because of lower debt. Interest income decreased by $317 thousand because of lower investable cash balances and short term investments.

     Pre-tax earnings were up $2.4 million, an increase of 8.3%. The effective tax rate was 39.3% for both the current and prior year.

     Net income was 2.10% of sales for the current quarter compared with 2.00% for the same period of the prior year.

                          GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

LIQUIDITY:

     Working capital decreased $22.5 million from February 24, 1996.

     At November 2, 1996 working capital ratio was 1.51 to 1, compared to
1.61 to 1 at February 24, 1996. Including LIFO reserves of $89.0 million at November 2, 1996, the working capital ratio was 1.75 to 1.

     At November 2, 1996, cash and cash equivalents were $61.1 million and short-term investments were $148.8 million totaling $209.9 million compared with $245.8 million as at February 24, 1996. During the twelve months ended November 2, 1996 notes and mortgage debt was reduced by $7.4 million.

    It is estimated that cash, cash equivalents and short-term investments, together with cash flow from operations will be adequate to complete planned capital expenditures, debt reduction and dividend requirements. Capital expenditures include the opening of one new food-drug store in the balance of the current fiscal year. The Company is currently planning at least ten new stores in the next fiscal year of which three are already under construction. The Company has a $50 million revolving credit facility, a $10 million credit line and has not had any short-term bank borrowings for more than seventeen years.

CAPITALIZATION:

         Shareholders' equity as a percentage of capitalization was 81.9% on November 2, 1996, compared to 80.4% on February 24, 1996 and 81.0% on November 4, 1995.


























                                        - 11 -
                            GIANT FOOD INC. AND SUBSIDIARIES




                                OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K:









                                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Giant Food Inc.

                                                  (Registrant)





Date  December 13, 1996          By /s/ Pete Manos
                                    Pete Manos
                                    President and Chief Executive Officer




Date  December 13, 1996          By /s/ Anthony E. Dahm
                                    Anthony E. Dahm
                                    Controller and Chief Accounting Officer