Form 10-K
period 1997-02-22
GIANT FOOD INC
filed 1997-05-22
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended February 22, 1997

                               OR

     Transition report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for a transition period

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

                None
              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             X  Yes                    No

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, on definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.



             As of May 1, 1997, 250,000 Voting Common Shares were outstanding, all of which were held by affiliates. Non-Voting Common Shares outstanding were 59,748,000 and the aggregate market value of the Non-Voting Common Shares (based upon the closing price of these shares on the American Stock Exchange) of Giant Food Inc. held by non-affiliates was approximately $1.9 billion.

             State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

        Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
       PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

             Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes           No

         (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

             The number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 1, 1997 is as follows:


Class A Non-Voting Common Stock     ($1.00 par value)     59,748,000
Class AL Voting Common Stock        ($1.00 par value)        125,000
Class AC Voting Common Stock        ($1.00 par value)        125,000


                 DOCUMENTS INCORPORATED BY REFERENCE

             List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders of fiscal year ended December 24, 1980).

               DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Registrant's Annual Report on Form 10-K for the year ended February 27, 1993 are incorporated by reference in part IV of this Form 10-K.


Index to Exhibits                           Page 60

                              PART I

ITEM 1.       BUSINESS

              (a)     General Development of Business

              Giant Food Inc. (sometimes herein called "Giant" or the "Company") was incorporated in Delaware in 1935. The Company, together with its subsidiaries (Giant of Maryland, Inc.; Giant of Salisbury, Inc.; Cole Engineering, Inc.; Warex-Jessup, Inc.; Giant Construction Company, Inc.; LECO, Inc.; Bursil, Inc.; GFS Realty, Inc.; GF McLean Shopping Center, Inc.; Giant Automatic Money Systems, Inc.; Super G, Inc.; Montrose Crossing, Inc.; Friendship Macomb SC, Inc.; Bayside Traffic Services of Maryland, Inc; Giant of Talbot Co., Inc.; Giant of Cherry Hill, Inc.; and Shaw Community Supermarket, Inc. [85% owned]) and one affiliate company (Maryland Concession and Vending Company), operates a chain of 171 supermarkets selling, at retail, food, pharmacy and general merchandise in Washington, D.C., Maryland, Virginia, Delaware, New Jersey and Pennsylvania. Of the Company's 171 supermarkets, 110 are in the Washington, D.C. Metropolitan Area, including surrounding counties of Maryland and Virginia, 42 are in or near Baltimore, Maryland, and others are in Fredericksburg, Charlottesville and Warrenton, Virginia; Easton, Salisbury, Frederick, Prince Frederick, Eldersburg and Westminster, Maryland; Delaware, New Jersey and Pennsylvania. The Company also operates three freestanding drug stores.

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

              (c)     Narrative Description of Business

              The majority of the Company's stores are located in shopping centers, with the average food and food/pharmacy combination unit generating an annual sales volume of approximately $23,000,000. In certain of its retail stores the Company has pharmacy units and flower departments. The Company also operates freestanding drug stores in Bethesda, and Salisbury, Maryland and Arlington, Virginia. During the next fiscal year, the Company has planned or will have begun construction on up to twelve supermarkets. Additionally, four supermarkets will be extensively remodeled during the upcoming fiscal year.
                             4
              Giant supermarkets are all self-service and offer a full line of nationally advertised groceries, meat, produce, dairy products, seafood, tobacco, flowers, prepared foods and household and non-food items. Giant also sells beer and wine where permitted. In addition, Giant sells groceries, frozen foods, bakery products and dairy products under its own private labels. Unbranded items such as meats and produce are also sold in Giant's supermarkets. For the fiscal years ended in February 1997, 1996 and 1995, respectively, the Company's sales were divided, as follows: meat, delicatessen, dairy and seafood, 22%, 22% and 22%; grocery and non-food, 68%, 68%, and 69%; fresh produce, 10%, 10% and 9%.

              Giant operates a full line service delicatessen in 162 stores. Most of the bakery items such as bread, rolls, cakes, pies and pastries, marketed under the names of "Heidi," "Super G," and "Giant", are made in a 250,000 square-foot Company bakery located in Silver Spring, Maryland. The Company operates three distribution centers of approximately 1.2 million combined square feet in Landover, Maryland, one mile from the District of Columbia line. The main center also houses the Company's executive offices, dairy processing plant, flower warehouse and ice cube production plant. The Company owns an executive office building of about 180,000 square feet together with a 750-car parking garage. Giant also owns a 760,000 square-foot dry grocery warehouse located in Jessup, Maryland (including a 20,408 square-foot soft drink bottling plant within that warehouse). Giant also leases a 138,000 square-foot frozen food distribution center and a 60,000 square-foot ice cream manufacturing facility at the Jessup location.

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

              Additionally, the Company warehouses and distributes to its own stores flowers and gifts, snacks and magazines and pharmaceuticals. The Company also has an in-house advertising agency, a trucking brokerage operation, a vending-machine business, an import-export division and also owns or is the controlling general partner of eighteen shopping centers and five freestanding stores. Revenue from the Company's construction division from outside construction is not material. Transfer sales from the above activities and from its manufacturing and processing operations in support of its retail operations were about $432 million. Pre-tax profits on these transfer sales were approximately $53 million, representing about 37% of total income before income taxes.

              (ii) Giant has made no public announcement of any new product or industry segment which is material or would require the investment of a material amount of its assets.
                             5
              (iii) Raw materials for Giant's manufacturing and processing operations are readily available.

              (iv) Giant owns approximately 40 trademarks and service marks registered by it in the U.S. Patent and Trademark Office. Those which were issued before November 16, 1989 have a term of twenty years and those registered after November 16, 1989 have a term of ten years. Each of Giant's registrations may be renewed for successive terms of ten years so long as each mark is in use. Giant does not own any patents which are of material importance to its operations. Giant uses its trademarks to identify and promote its more than 1,500 private label products. Giant uses its service marks to identify and distinguish its high quality supermarket and pharmacy services from those of its competitors. These registrations afford Giant the legal right to use the marks nationwide.

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

              (x) The retail food business is highly competitive, and in the area in which Giant operates, some of the country's leading chains are represented and compete vigorously with the Company, both in price and in service. On the basis of figures published in Fortune magazine, the Company considers itself at least among the first thirteen in gross sales among retail grocery chains in the United States. Competition from the other chains, independent grocery store operators and restaurants and competition which exists with respect to particular products or groups of products may adversely affect the Company's profit margins in ensuing years.

              (xi) Giant did not spend any material amount on Company-sponsored research and development activities. In addition, Giant did not spend during any of the last five fiscal years any material amount on customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

              (xii) Giant's compliance with federal, state, and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had and is not expected to have any material effect upon its capital expenditures, its earnings, or its competitive position.

              (xiii) At the end of Fiscal Year 1997, Giant had approximately 27,000 full-time and part-time associates. Approximately 24,100 or 89% are represented under collective bargaining agreements. The majority of these associates are subject to new contracts which were effected in Fiscal Year 1997.



              (d)     Financial Information About Foreign and
                      Domestic Operations and Export Sales

              The amount of foreign sales and export sales done by Giant is not material and is therefore not reported.


ITEM 2.       PROPERTIES

              The Company operates 171 supermarkets (including 130 combination food/pharmacy stores), 110 in the Washington, D.C. Metropolitan Area, 42 in or near Baltimore, Maryland, and others in Fredericksburg, Charlottesville and Warrenton, Virginia; Frederick, Prince Frederick, Easton, Salisbury, Eldersburg and Westminster, Maryland; Delaware, New Jersey and Pennsylvania.

              Ten of the Company's supermarkets are fifteen to twenty thousand square feet; twenty-seven are between twenty to thirty thousand square feet; sixteen are thirty to forty thousand square feet; fifty-four stores are between forty to fifty thousand square feet; thirty-nine stores are between fifty and sixty thousand square feet, and twenty-five are over sixty thousand square feet.

              The Company also operates three freestanding drug stores.

              The Company owns and operates three distribution centers of approximately 1.2 million combined square feet in Landover, Maryland. The main center also houses the Company's executive offices (including an executive office building of approximately 180,000 square feet), its dairy processing plant, a flower warehouse and an ice cube production plant. A dry grocery warehouse, containing approximately 760,000 square feet, is located in Jessup, Maryland. Also located at the Jessup complex is a 138,000 square-foot frozen food distribution center and a 60,000 square-foot ice cream manufacturing facility. The Landover complex and the Jessup complex each contain approximately 85 acres. The Company's bakery is located in Silver Spring, Maryland, in a Company-owned building containing 250,000 square feet.

              The Company, through its wholly-owned subsidiary, GFS Realty, Inc., also owns or is the controlling general partner of eighteen shopping centers and five freestanding combination food/drug stores. The shopping centers are located at:

              8320 Old Keene Mill Road, Springfield, Virginia
              6223 Baltimore National Pike, Baltimore, Maryland
              7137 Columbia Pike, Annandale, Virginia
              1228 Elden Street, Herndon, Virginia
              46 Bureau Drive, Gaithersburg, Maryland
              7546 Annapolis Road, Lanham, Maryland
              12445 Hedges Run Road, Lakeridge, Virginia
              3501 Plank Road, Fredericksburg, Virginia
              15791 Columbia Pike, Burtonsville, Maryland
              20044 Goshen Road, Gaithersburg, Maryland
              7501 Huntsman Blvd., Springfield, Virginia
              1454 Chain Bridge Road, McLean, Virginia
              12051 Rockville Pike, Rockville, Maryland
              Newark and Macomb Streets, N.W., Washington, D.C.
              5700 South-East Crain Highway, Upper Marlboro, Maryland 20961 Southbank Street, Sterling, Virginia
              10100 Dumfries Road, Manassas, Virginia
              382 Egg Harbor Road, Turnersville, New Jersey

              The freestanding combination food/drug stores are located at:

              3757 Old Court Road, Pikesville, Maryland
              1925 East Joppa Road, Joppa Heights, Maryland
              1734 York Road, Lutherville, Maryland
              400 East Evesham Road, Cherry Hill, New Jersey
              542 Berlin-Cross Keys Road, Winslow Township, New Jersey

              In each shopping center, the Company is the largest tenant occupying approximately 25% to 90% of the space.

              The table below sets forth certain information with respect to changes in the number of the Company's supermarkets
(including combination food/pharmacy stores) during the past five years:

                     Number at                          Number at
Fiscal Year        Beginning of Year  Opened  Closed   End of Year
February 27, 1993         154            3      2         155
February 26, 1994         155            4      2         157
February 25, 1995         157            4      0         161
February 24, 1996         161            7      2         166
February 22, 1997         166            8      3         171

              With the exception of the bakery, the eighteen shopping centers and the five freestanding combination food/drug stores noted above, the distribution centers at Landover and the dry grocery warehouse at Jessup, all the properties occupied by the Company are held under leases which provide for minimum rentals and, in some cases, additional rentals based on percentages of sales.

              At February 22, 1997, the Company had entered into leases covering stores, warehouses and equipment on which the minimum annual rentals for the succeeding years are as follows:

              Minimum Annual Rentals (In Thousands)

Year           Capital Leases             Operating Leases

1998                21,219                      33,769
1999                21,208                      32,024
2000                21,032                      31,026
2001                20,926                      29,589
2002                20,756                      28,784
Later Years        271,988                     436,001


ITEM 3.       LEGAL PROCEEDINGS

              To the best knowledge of the Company and counsel, there is no litigation pending or threatened which would materially affect the Company's business or operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.
                             PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

              (a)     Market Information

              Principal markets on which Giant's Class A Common Stock is traded: American, Philadelphia and Pacific Stock Exchanges.

              The table below presents the high and low market prices for Giant's Class A Common shares.

                    Common Stock Price Range

Fiscal 1997                              Fiscal 1996

Quarter Ended     High     Low     Quarter Ended     High     Low

 May  18          $33.50   $30.38   May  20          $28.25   $22.88
 Aug. 10           36.13    33.13   Aug. 12           32.50    27.88
 Nov.  2           35.50    32.38   Nov.  4           32.50    30.88
 Feb. 22           36.13    31.88   Feb. 24           34.50    30.75

              The last sale price of Giant's Class A Common
(Non-Voting) shares on the American Stock Exchange on May 1, 1997 (the latest most practicable date) was $32.125.

              (b)     Holders

              The approximate number of holders of record for Giant's Class A Non-Voting Stock as of May 1, 1997: 29,302 (includes street name shareholders).

              The number of holders of record for Giant's Class AL Voting Stock as of May 1, 1997: 1.

              The number of holders of record for Giant's Class AC Voting Stock as of May 1, 1997: 1.

              (c)     Dividends

              The table below presents dividend information for Giant's Common shares.

              Dividends Declared Per Share of Common Stock
              Fiscal 1997                  Fiscal 1996

              April   $.19                 April   $.185

              July     .19                 July     .185

              October  .19                 October  .185

              January  .19                 January  .185

                      $.76                         $.74


              The Promissory Note Purchase Agreement with The Prudential Insurance Company of America (see Note 4 to the Consolidated Financial Statements, page 30) includes certain restrictive covenants which, among other things, prohibit the Company from paying dividends after February 22, 1986, aggregating more than 50 percent of its cumulative "consolidated net earnings" (as defined in the Agreement), less the aggregate of dividends paid and less the net amount expended to repurchase or redeem any of its capital stock after February 22, 1986. At February 22, 1997, the specified levels were $101,228,000 in excess of such aggregate amounts of dividends and distributions. The Company anticipates the continuation of its current policies of paying dividends.

ITEM 6.       SELECTED FINANCIAL DATA

                              Year Ended (1), (2), (3)


                 1997        1996        1995       1994        1993

Sales         $3,880,959  $3,860,579  $3,695,627 $3,567,468  $3,472,581

Net Income        85,504     102,153      94,161     95,231(*)   81,506

Earnings per
 share             $1.43       $1.72       $1.59      $1.60(*)    $1.37

Total assets  $1,503,525  $1,447,139  $1,416,710 $1,357,813   1,296,600

Long-term debt,
net of current
portion:
  Notes and
  mortgages       39,039      45,959      57,805     86,068     105,525

  Obligations
  under capital
  leases         144,953     142,863     140,946    141,062     142,831

Total
 long-term debt  183,992     188,822     198,751    227,130     248,356

Cash dividends
 declared per
 Common share      $0.76       $0.74       $0.72      $0.70       $0.68

(1)  Year ends last Saturday in February.
(2)  Thousands of dollars except per-share figures.
(3) Fiscal 1997 results include an adverse impact from a five-week labor dispute. See Management's Discussion and Analysis of Financial Condition and Results of Operation.
(*) Reflects impact of change in accounting for income taxes. Change equaled $3.9 million of income, equal to 7 cents per share.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS



GENERAL

The Company operates a chain of retail supermarkets under the name "Giant" in the Washington, D.C. and Baltimore metropolitan areas and in other areas of Maryland and Virginia and under the name "Super G" in Delaware, Pennsylvania and New Jersey. The Company also operates three free-standing drug stores located in Maryland and Virginia. The Company produces bakery goods, dairy products, ice cream, soft drinks and ice cubes for sale in its supermarkets. The Company also has extensive warehousing and distribution facilities to support its operations.

The Company opened eight food-drug combination stores during the 1997 fiscal year, including five additional Super G stores in New Jersey and its first Super G store in Pennsylvania. The Company closed a 24,600 square foot food store in Washington, D.C., a 20,000 square foot food store in Mount Vernon, Virginia, and a 44,760 square foot food-drug store in Gaithersburg, Maryland. The net effect of these changes was to increase the Company's total retail footage by 469,000 square feet to 7.6 million, an increase of 6.5% over the prior year. At the end of the fiscal year, the Company operated 171 stores supermarkets, of which 130 are food-drug combination units and one is a gourmet specialty store.
The Company also operates three freestanding drug stores.



RESULTS OF OPERATIONS


The Company's earnings for fiscal 1997 were $85.5 million or $1.43 per share, as compared with earnings of $102.2 million or $1.72 per share in the 1996 fiscal year. Earnings for fiscal 1995 were $94.2 million or $1.59 per share. Earnings were 2.20% of sales in the 1997 fiscal year, 2.65% of sales in the prior year and 2.55% in fiscal 1995. Earnings patterns were markedly different in the first three quarters of fiscal 1997 as compared to the fourth quarter. For the first three quarters, earnings were $67.8 million or $1.14 per share, as compared to total earnings of $57.3 million or $0.97 per share for the corresponding periods in fiscal 1996. For the fourth quarter, earnings were $17.7 million or $0.29 per share, as compared to total earnings of $44.9 million and per share earnings of $0.75 in the corresponding period in fiscal 1996.

Sales for the 1997 fiscal year were $3.88 billion compared to sales of $3.86 billion in the prior year. Same store sales for the 1997 fiscal year were down $93.1 million or 2.43% as compared to fiscal 1996, reflecting a significant decline during the fourth quarter both in total sales and in same store sales as compared to the fourth quarter of fiscal 1996. Sales results for the first three quarters of fiscal 1997, totaled $2.67 billion, which represented an increase of $71 million, or 2.7%, over the same period in fiscal 1996. Same store sales during the first three quarters decreased .24%. Significant factors in this slow growth in sales were increasing outside competition, low inflation and internal competition attributable to our opening new stores located near existing Company stores.

The Company's fourth quarter sales for the 1997 fiscal year totaled $1,215 million, which represented a decrease of $49 million, or 3.9% over the same period in fiscal 1996. Same store sales during the fourth quarter of 1997 decreased 6.9% as compared to fiscal 1996. These declines in the fourth quarter sales were attributable to a five-week strike by the Company's truck drivers and, to a lesser extent, to competition and to the unusually mild winter. The strike caused a reduction in customer traffic and the closures of the Company's distribution facilities and processing plants and also required the use of outside distributing companies to supply merchandise to the stores. Following the strike, which ended January 19, 1997, the Company implemented an aggressive promotional discount campaign to reestablish long standing customer ties. Fourth quarter sales were also affected adversely by the unusually mild winter season in 1996-1997 as compared to the severe winter weather in 1995-1996, which had resulted in record sales.

Sales for the 1996 fiscal year were $3.86 billion, representing an increase of $165 million or 4.5%, over sales of $3.70 billion for the 1995 fiscal year. Same store sales for the 1996 fiscal year increased 2.3% over fiscal 1995. This increase was principally the result of the severe winter weather in the fourth quarter of fiscal year 1996, offset slightly by softening economic conditions and internal competition attributable to new store openings in fiscal year 1996.

The cost of sales for fiscal 1997 was 70.46% as compared to 70.14% for fiscal 1996, and 70.21% for fiscal year 1995. The increase, in cost of sales as a percentage of sales in fiscal 1997 was attributable to strike related issues and an unusually mild winter and to changes in buying patterns and product mix. The cost of sales for the first three quarters of fiscal 1997 was 69.64% compared to 70.32% for the same period in fiscal 1996. The cost of sales for the fourth quarter of fiscal 1997 was 72.26% compared to 69.75% in the fourth quarter of fiscal 1996. The higher cost of sales in the fourth quarter was caused by strike and weather related declines in sales, the increased costs attributable to the use of outside sources to supply the stores during the strike period and the price reductions made as a part of the Company's aggressive discount promotions after the strike period.

The Company uses the LIFO method for its nonperishable inventory. During the last three years, the Company has experienced low to moderate inflation as it relates to these inventories. This year's LIFO charge of $4.3 million compares with charges of $4.7 million and $4.6 million for the two prior fiscal years. As a percentage of sales, the LIFO charges were .11% in 1997, .12% in 1996, and .12% in 1995.

For many years, the Company has sought to improve its operating results by engaging in various activities which are used in support of its retail operations. The Company maintains manufacturing and processing activities in bakery, dairy, ice cream, beverage and ice cube operations. Other areas maintained in support of the retail stores are wholesaling activities including produce, pharmaceutical, snacks, magazine and vending operations. The Company has also developed support activities in the area of real estate operations through its GFS Realty subsidiary, which currently manages twenty-nine shopping centers. Transfer sales from manufacturing, processing and wholesaling activities approximated $432 million during fiscal year 1997. The transfer sales represent the estimated amounts that would have been paid to an outside entity for these products. The activities associated with these operations generated approximately $53 million or 37% of the Company's $140.5 million consolidated pre-tax earnings. Both transfer sales and the associated income were lower in fiscal 1997 than in the prior year because of the work stoppage that occurred during the five-week strike. This reduction in transfer sales and the associated income contributed to the reduction of the Company's margins and net income in the fourth quarter and for the year.

Selling, general and administrative expenses increased to 25.75% of sales in fiscal 1997 compared to 25.33% in fiscal 1996 and 25.27% in fiscal 1995. This year's increase was principally caused by the negligible change in year-to-year sales resulting from the combined effects of the strike, increased competition, and the milder winter. Other factors contributing to the increase in general and administrative expenses as a percent of sales were increases in occupancy costs related to new stores and the cost of electronic payments (via a debit or credit card) which continued to grow in fiscal 1997. The effect of the increases in occupancy costs will be reduced as the planned new stores reach projected sales levels.

In March 1996, the Company offered a co-branded credit card to its customers which provided rebates of 3% for purchases made with the card at Giant or Super G stores and 1% for other purchases made with the card. This program was well received and was advantageous to the Company because the issuing bank, M&T Bank of New York, agreed to bear the full cost of the rebates, and also reimbursed part of the Company's credit card transaction costs on all purchases made with the card at Giant or Super G stores. M&T Bank abruptly ended the program in the first year of the five-year agreement and has asserted that unforseen circumstances relating to customer payment patterns permitted this action. In order to maintain the program, the Company now offers a substitute card issued by Chevy Chase Bank of Maryland. In order to keep the same customer rebate provision, the Company will share in the cost of the rebates offered for purchases at Giant or Super G stores with the co-branded card. This change in terms imposes upon the Company additional costs equal to 2% of all purchases made with the card at Giant or Super G stores. The Company is seeking the recovery of its increased costs for the remainder of the term of the M&T Agreement in an arbitration proceeding.

There was a slight decrease in fiscal year 1997 net interest expense, $6.8 million compared to $7.2 million in the prior year. This was principally the result of lower outstanding debt due to scheduled repayments and increased capitalization of interest.

Income before income taxes was $140.5 million for fiscal 1997, representing 3.62% of sales, compared to $167.8 million, representing 4.35% of sales in the prior year. The decrease of 16.3% in income before taxes resulted from the strike, increased competition, and the milder winter, which resulted in negligible growth in total sales volume, as well as the cost of sales due to alternative procurement and reduced benefits from manufacturing and wholesaling activities during the strike. Income before income taxes for the 1995 fiscal year was $155.3 million, 4.20% of sales. The increase in income from fiscal 1995 to fiscal 1996 of $12.5 million, or 8% resulted largely from the weather related increase in fourth quarter sales and the resulting increase in gross margins.

The provision for income taxes yielded an effective tax rate of 39.l% for the current year compared to 39.1% and 39.4% in the respective prior years.


COMPETITIVE ENVIRONMENT

Competition in the Washington, D.C. and Baltimore metropolitan areas, where the majority of the Company's stores are located, has increased considerably over the past several years as additional supermarket chains and alternative format competitors have entered the market. Further, in its stores in Pennsylvania, New Jersey and Delaware, the Company is faced with intense competition from supermarket chains which are more established in these markets and its operation in these states have not yet become profitable. The Company is committed to maintaining its current market share throughout its area of operations by offering aggressive promotions. Management believes that such promotions, which also include the programs instituted following the drivers' strike in the fourth quarter, will put continuing pressure on margins and earnings which will have to be addressed by cost control measures.


LABOR CONTRACTS

The Company employs approximately 27,000 full and part-time associates of which approximately 24,100 are represented under collective bargaining agreements. During the current year the Company completed a renewal of the labor contract with the Washington area retail clerks' union, which represents approximately 13,250 associates, six months before its expiration. The Baltimore area retail clerks, representing approximately 5,700 associates was also settled before its expiration. The new contracts are effective through March 2000.

The work stoppage relating to the truck drivers was settled January 19, 1997 with a new agreement through May 2001. The new agreement with the truck drivers sustains the Company's options to use alternative methods of supplying the Company's stores when it is advantageous to the Company. The contract assures the approximately 300 existing drivers, that they will not be released because of the Company using alternative delivery methods. This clause should not materially affect the Company's operation since it will allow employment of the present drivers while having the flexibility to use alternative distribution methods. Drivers hired after January 1997 will have a different wage structure than the incumbent drivers.

Since the settlement, the Company has successfully negotiated contracts with five different unions, representing approximately 500 associates. In each instance the accepted contract was patterned after the financial aspects of the truck drivers' contract. There was no disruption in the Company's operation.

The Company has major labor contacts with its bakery and warehouse associates set to expire this year. The Company has been negotiating its contracts with approximately 900 bakery associates at the manufacturing plant and the in-store bakeries which expire in May. The contract with approximately 1,150 warehouse associates is set to expire in November.


FINANCIAL CONDITION

CASH, CASH EQUIVALENTS, INVESTMENTS AND WORKING CAPITAL

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. Short-term investments consist primarily of United States government and agency securities purchased with an original maturity of more than three months. As of February 22, 1997, the Company's cash, cash equivalents and short-term investments totaled $178 million, compared with $246 million and $250 million at the close of each of the two prior years. The lower cash is partially attributable to the high inventory level at the end of the year. Inventory, on a pre-LIFO basis, was up $70 million as compared to the prior year. A significant portion of the increase was caused by the strike and the need to establish alternative channels of distribution. When the strike ended there was still a significant amount of inventory in the distribution channel. The Company anticipates a reduction to the inventory level in the coming year.

Net cash provided by operations amounted to $122 million for the current fiscal year, $199 million for the preceding fiscal year and $203 million for the 1995 fiscal year. (See Consolidated Statements of Cash Flows for further details.)

Cash outlays for property, plant and equipment were $146 million for the current year, and $128 million and $102 million for the prior two years. These expenditures were related to the additional new stores and maintaining the existing store base.

Working capital at the fiscal year end was $199 million compared with $209 million and $190 million at the close of the two prior years. The working capital ratio is 1.55 to 1, compared with 1.62 to 1 and 1.52 to 1 at the end of the two prior years, respectively. Including the LIFO reserve, working capital would be $289 million currently, a 1.80 to 1 ratio, compared with $295 million, a 1.87 to 1 ratio and $271 million, a
1.74 to 1 ratio at the end of the two prior years, respectively.


CAPITAL EXPENDITURES

The Company plans to open as many as twelve stores in the coming year, five of which will be in the New Jersey and Pennsylvania areas. Two of these stores will be in shopping centers developed by GFS Realty, the Company's real estate subsidiary. Although store development is unpredictable, the Company believes that this is a reasonable estimate of anticipated growth. Capital expenditures for the coming year, primarily made up of new store construction and the remodeling of existing stores, are expected to be approximately $190 million. This capital expenditure program is subject to continuing change and review. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The Company plans to close four smaller stores over the coming year. Three of these will be closed because of a new store replacing the closed units. The impact of future store closings is not expected to be material. The Company anticipates adding a net of 597,000 square feet of space, an increase of 7.8%. The Company believes that the liquid assets on hand plus its cash flow from operations will be sufficient to support ongoing business levels, including the planned capital expenditure program, debt service, and dividends.


CAPITALIZATION

Notes and mortgages decreased $6.9 million due to scheduled principal payments. Scheduled principal amortization during the upcoming 1998 fiscal year is expected to exceed the amount of any new financing during that year.

At the close of the 1997 fiscal year, shareholders' equity as a percentage of capitalization (long-term debt plus shareholders' equity) was 83% compared with 81% and 79% for the prior two fiscal years. Shareholders' equity at the year end was $874 million, compared with $823 million, a year earlier. Long-term debt consists of $39 million of notes and mortgages at an average interest cost of 10.2%, and $145 million of obligations under capital leases. At the close of the prior year, the comparable balances were $46 million and $143 million, respectively.

DIVIDENDS

For the current year, cash dividends of $45.1 million were paid at the rate of 76 cents per share. For the prior two years dividend payments were $43.6 million and $42.4 million, at the rate of 74 cents and 72 cents per share. Fiscal year 1997 marks the 38th consecutive year of dividend payments, beginning in 1959 when the Company went public.

INFLATION AND CHANGING PRICES

Inflation continues to moderately increase costs to the Company including the cost of merchandise, labor, utilities and the cost of acquiring property, plant and equipment. The Company uses the LIFO method of accounting for 83% of its inventories. Under this method, the cost of merchandise sold approximates current cost and thus reduces the distortion, if any, in reported income due to increasing costs. The historical costs of property, plant and equipment recorded by the Company were incurred over a period of many years. The cost of replacement of property, plant and equipment is generally greater than the cost on the books of the Company as a result of inflation that has occurred over the years since property, plant and equipment were placed in service.


NEW ACCOUNTING STANDARD

The Company will adopt SFAS No. 128, "Earnings Per Share," beginning in fiscal 1998. The adoption of this standard will not materially affect the Company's computation of earnings per share but will require the presentation of additional data.


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995-SAFE HARBOR CAUTIONARY
STATEMENT

This Annual Report on Form 10-K contains certain forward-looking statements regarding the Company's expected results. Such statements are subject to inherent uncertainties and risk, including among others: business and economic conditions generally in the Company's operating regions; pricing pressures and other competitive factors; results of the Company's programs to reduce costs and relations with union bargaining units. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Giant Food Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of Giant Food Inc. and its subsidiaries at February 22, 1997, February 24, 1996 and February 25, 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/S/

PRICE WATERHOUSE LLP

Washington, D.C.
March 24, 1997



















                                 19
CONSOLIDATED STATEMENTS OF INCOME


Fifty-two weeks ended February 22, 1997, February 24, 1996 and
February 25, 1995
Dollar amounts in thousands except per share

                                     1997          1996        1995

SALES                             $3,880,959   $3,860,579   $3,695,627


COSTS AND EXPENSES
Cost of sales                      2,734,530    2,707,682    2,594,647
Selling, general
 and administrative                  999,195      977,835      933,786

Interest expense, net                  6,779        7,235       13,915
Other income                                                    (1,978)
                                   3,740,504    3,692,752    3,540,370

INCOME BEFORE INCOME TAXES           140,455      167,827      155,257

PROVISION FOR INCOME TAXES            54,951       65,674       61,096

NET INCOME                        $   85,504   $  102,153   $   94,161

EARNINGS PER SHARE                     $1.43        $1.72        $1.59


The accompanying notes are an integral part of the consolidated financial statements.

                         CONSOLIDATED BALANCE SHEETS

February 22, 1997, February 24, 1996 and February 25, 1995
Dollar amounts in thousands

ASSETS
                                          1997        1996       1995

CURRENT ASSETS
Cash and cash equivalents             $   40,981  $  111,133  $  157,045
Short-term investments (Note 2)          137,096     134,677      92,757
Receivables                               53,452      47,771      43,867
Income taxes receivable                    8,501
Inventories (Note 3)                     291,644     225,801     237,978
Deferred income taxes (Note 5)            22,579      24,003      22,548
Other current assets                       3,623       2,886       2,144

Total current assets                     557,876     546,271     556,339


PROPERTY, PLANT AND EQUIPMENT (Note 4)
Land                                      85,109      79,639      66,842
Buildings and improvements               347,921     319,982     295,245
Leasehold improvements                   196,243     170,794     157,663
Fixtures and equipment                   840,566     802,173     782,394

                                       1,469,839   1,372,588   1,302,144
Less accumulated depreciation            688,238     643,693     609,214

                                         781,601     728,895     692,930
Equipment deposits and construction
   in progress                            33,886      32,496      27,255

                                         815,487     761,391     720,185


PROPERTY UNDER CAPITAL LEASES, net of
  accumulated amortization
  (1997, $71,192; 1996, $65,018;
   1995, $59,876) (Note 6)               106,565     105,839     105,502



REAL ESTATE HELD FOR FUTURE DEVELOPMENT   11,875      16,902      23,933


OTHER ASSETS                              11,722      16,736      10,751

                                      $1,503,525  $1,447,139  $1,416,710


The accompanying notes are an integral part of the consolidated financial statements.
                                 21

LIABILITIES AND SHAREHOLDERS' EQUITY        1997       1996        1995

CURRENT LIABILITIES
Current portion of long-term debt
  Notes and mortgages (Note 4)          $    6,821  $   6,846  $  23,263
  Obligations under capital leases (Note 6)  5,839      5,310      4,873
Accounts payable                           248,368    219,253    225,829
Accrued expenses
  Compensation related                      82,741     84,277     82,831
  Other                                      3,955      1,486      2,478
Dividends payable                           11,393     11,009     10,663
Income taxes payable                                    9,061     16,808

Total current liabilities                  359,117    337,242    366,745


LONG-TERM DEBT
Notes and mortgages (Note 4)                39,039     45,959     57,805
Obligations under capital leases (Note 6)  144,953    142,863    140,946
                                           183,992    188,822    198,751


OTHER LIABILITIES
Deferred income taxes (Note 5)              12,675     12,543     21,868
Accrued insurance claims                    38,482     47,964     35,471
Other                                       35,606     37,811     38,419
                                            86,763     98,318     95,758

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)

SHAREHOLDERS' EQUITY (Notes 4 and 7)
Common stock, $1 par, all classes           60,257     60,257     60,257
Capital in excess of par value               2,147        388
Retained earnings                          819,060    779,000    720,784
Net unrealized loss on
 short-term investments (Note 2)              (449)      (108)    (1,648)

                                           881,015    839,537    779,393
Less Class "A" stock held in treasury,
 at cost (1997,285,464 shares; 1996,
 702,782 shares; 1995,1,002,464 shares)      7,362     16,780     23,937
                                           873,653    822,757    755,456
                                        $1,503,525 $1,447,139 $1,416,710



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Fifty-two weeks ended February 22, 1997, February 24, 1996 and
February 25, 1995
Dollar amounts in thousands except share amounts

                                         Net unrealized           Total
              Capital in  Treasury stock (loss) gain on           Share-
              excess of     (Class "A")   short-term   Retained  holders'
              par value   Shares    Cost  investments  earnings   equity

Balance,
 2-26-94       $         669,781   $16,862             $670,034 $713,429

Net income                                               94,161   94,161
Change in accounting
 for short-term
 investments (Note 2)                        $ (408)                (408)
Change in market value
 of short-term
 investments (Note 2)                        (1,240)              (1,240)
Purchase of
 treasury stock          402,700     8,764                        (8,764)
Stock options
 exercised               (42,052)   (1,021)                (636)     385
Awards under stock
 bonus plan              (27,965)     (668)                 (58)     610
Dividends
 ($.72 per share)                                       (42,717) (42,717)

Balance,
 2-25-95               1,002,464    23,937   (1,648)    720,784  755,456
Net income                                              102,153  102,153
Change in market value
 of short-term
 investments (Note 2)                         1,540                1,540
Stock options
 exercised        (494) (280,768)   (6,705)                        6,211
Tax benefit under
 stock option
 plans             724                                               724
Awards under stock
 bonus plans       158   (18,914)     (452)                          610
Dividends
 ($.74 per share)                                       (43,937) (43,937)

Balance,
 2-24-96           388   702,782    16,780     (108)    779,000  822,757

Fifty-two weeks ended February 22, 1997, February 24, 1996 and
February 25, 1995

Dollar amounts in thousands except share amounts

                                         Net unrealized           Total
              Capital in  Treasury stock (loss) gain on           Share-
              excess of     (Class "A")   short-term   Retained  holders'
              par value   Shares    Cost  investments  earnings   equity


Net income                                               85,504   85,504
Change in market value
 of short-term
 investments (Note 2)                          (341)                (341)
Stock options
 exercised        (227) (503,875)  (12,494)                       12,267
Treasury stock acquired
 upon exercise of
 stock options           105,100     3,554                        (3,554)
Tax benefit under
 stock option
 plans           1,850                                             1,850
Awards under stock
 bonus plan        136   (18,543)     (478)                          614
Dividends
 ($.76 per share)                                       (45,444) (45,444)

Balance,
 2-22-97        $2,147   285,464   $ 7,362    $(449)   $819,060 $873,653

                             Common stock, all classes
                               Shares        Par value
Balance, February 26, 1994   60,256,620       $60,257
Balance, February 25, 1995   60,256,620        60,257
Balance, February 24, 1996   60,256,620        60,257
Balance, February 22, 1997   60,256,620        60,257


The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Fifty-two weeks ended February 22, 1997, February 24, 1996 and
February 25, 1995
Dollar amounts in thousands
                                                 1997     1996     1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   $  85,504 $102,153 $ 94,161
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation                                    96,743   93,932   92,704
Amortization of property under capital leases    6,174    5,875    5,833
Compensation expense arising from stock awards     614      610      610
Other adjustments, net                             535    1,613    1,724
Net (decrease) increase in cash from changes
 in operating assets and liabilities,
 detailed below                                (67,835)  (5,528)   7,734

Net cash provided by operating activities      121,735  198,655  202,766

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments            (172,820) (73,782)( 40,663)
Proceeds from sales of short-term investments  138,697   19,826   48,805
Proceeds from maturity of
  short-term investments                        31,141   14,595   12,864
Capital expenditures                          (145,812)(128,107)(101,664)
Proceeds from dispositions of other assets      13,998
Additions to other assets                       (9,518)  (7,598)  (2,938)

Net cash used in investing activities         (144,314)(175,066)( 83,596)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and mortgages       (6,945) (28,263) (19,618)
Reduction of obligations under capital leases   (4,281)  (3,858)  (3,525)
Issuance of common stock                         8,713    6,211      385
Purchases of treasury stock                        -        -     (8,764)
Dividends paid                                 (45,060) (43,591) (42,448)

Net cash used in financing activities          (47,573) (69,501) (73,970)

Net (decrease) increase in cash and
 cash equivalents                              (70,152) (45,912)  45,200
Cash and cash equivalents at beginning of year 111,133  157,045  111,845

Cash and cash equivalents at end of year      $ 40,981 $111,133 $157,045

Fifty-two weeks ended February 22, 1997, February 24, 1996 and
February 25, 1995
Dollar amounts in thousands


CASH FLOWS FROM CHANGES IN OPERATING ASSETS AND LIABILITIES
                                              1997      1996      1995
(Increase) decrease in assets
Receivables                                $ (5,681)  $(3,904) $ (6,363)
Inventories                                 (65,843)   12,177   (20,402)
Income taxes receivable                      (8,501)      -         -
Deferred income taxes                         1,645    (2,474)   (2,459)
Other current assets                           (737)     (742)      969
 Increase (decrease) in liabilities
Accounts payable                             29,115    (6,576)     (455)
Accrued expenses                                933       454     6,833
Income taxes payable                         (7,211)   (7,023)    9,775
Deferred income taxes                           132    (9,325)  (19,324)
Accrued insurance claims                     (9,482)   12,493    10,054
Other liabilities                            (2,205)     (608)   29,106
Net cash (used in) provided by changes in
 operating assets and liabilities          $(67,835)  $(5,528) $  7,734

The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Fifty-two weeks ended February 22, 1997, February 24, 1996 and
February 25, 1995
Dollar amounts in thousands except per share

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Giant Food Inc. (the "Company") operates a chain of 171 supermarkets selling, at retail, food, pharmacy and general merchandise. The Company also operates three freestanding drug stores. The majority of the Company's stores are located in the Washington, D.C. and Baltimore, Maryland metropolitan areas as well as Pennsylvania, New Jersey and Delaware. A majority of the Company's workforce is subject to labor agreements requiring periodic negotiation.

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash equivalents: For financial reporting purposes, cash equivalents consist of all highly liquid investments purchased with original maturities of three months or less. At February 22, 1997, such cash equivalents consist principally of bank repurchase agreements which are secured fully by United States government securities.

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

Long-lived assets: The recoverability of long-lived assets is assessed annually or whenever adverse events and changes in circumstances indicate that previously anticipated undiscounted cash flows warrant reassessment.

Accrued insurance claims: The Company maintains insurance coverage with respect to general liability, automobile and workers' compensation risks under contractual arrangements, subject to specified limitations. The costs associated with such risks are subject to adjustment based upon the Company's ultimate claim experience.

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

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

Stock-based compensation: The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has provided pro forma disclosures which reflect the fair value based method of accounting for stock options granted in 1997 and 1996 as required by Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation" (Note 7).

Use of estimates and assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.
                                 28
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share: Earnings per share is computed based on the weighted average number of common shares outstanding during each year (59,778,489 shares in 1997, 59,360,234 shares in 1996 and 59,368,068 shares in 1995).
The exercise of outstanding stock options would not result in a material dilution of earnings per share. The Company is required to adopt SFAS No. 128 "Earnings Per Share", beginning with the fourth quarter of fiscal year 1998. This standard requires a dual presentation of earnings per share and will not have a material effect on the Company's computation of earnings per share.

Business segments: Substantially all of the Company's assets, sales and operating income are employed in or derived from a combination of retail food and drug business in the United States.

Fair value of financial instruments: The carrying amount of the Company's cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The Company derives the fair value of its short-term investments based on quoted market prices. The Company estimates the fair value of its notes and mortgages by discounting the required future cash flows under such notes and mortgages using borrowing rates at which similar types of borrowing arrangements could be currently obtained by the Company.

2.  SHORT-TERM INVESTMENTS
Short-term investments consist of the following:
                                                Gross
                                          Unrealized Holding
  As of February 22, 1997:     Cost         (Losses) Gains     Fair Value
U.S. Treasury securities    $109,775           $  (567)          $109,208
Federal agency securities     26,815              (175)            26,640
Corporate bonds and other      1,248                 -              1,248
                            $137,838           $  (742)          $137,096

  As of February 24, 1996:
U.S. Treasury securities    $111,021           $  (168)          $110,853
Federal agency securities     22,920                (9)            22,911
Corporate bonds and other        913                                  913
                            $134,854           $  (177)          $134,677

  As of February 25, 1995:
U.S. Treasury securities    $ 71,052           $(1,767)          $ 69,285
Federal agency securities     18,788              (984)            17,804
Corporate bonds and other      5,653                15              5,668
                            $ 95,493           $(2,736)          $ 92,757

Maturities of short-term investments at February 22, 1997 were as follows:
                                             Cost       Fair Value
Due within one year                       $ 60,120       $ 60,102
Due after one year through five years       77,718         76,994
                                          $137,838       $137,096
                                 29
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. INVENTORIES

If the FIFO method had been used, inventories would have been $90,008, $85,713, and $80,967 higher at the end of 1997, 1996 and 1995, respectively. Net income would have been higher by $2,616 ($.04 per share) in 1997, $2,889 ($.05 per share) in 1996, and $2,755 ($.05 per share) in 1995. The replacement cost of inventories valued at LIFO approximates FIFO cost.

4. NOTES AND MORTGAGES

Notes and mortgages outstanding at February 22, 1997, February 24, 1996 and February 25, 1995 were as follows:
                                  1997      1996       1995
Notes payable to insurance
 company                        $ 33,560  $ 39,720  $ 50,880
Mortgage notes payable            12,300    13,085    30,188
                                  45,860    52,805    81,068
Less current portion               6,821     6,846    23,263

                                $ 39,039  $ 45,959  $ 57,805

The insurance company notes are subject to covenants, the more significant of which restrict the payment of dividends, the creation of long-term debt and the purchase of Company common stock. At February 22, 1997, approximately $101,228 of consolidated retained earnings were free of dividend and stock purchase restrictions. The average interest rate on the insurance company notes is 9.7%.

Mortgage notes are collateralized by real estate which cost $15,599. The average interest rate on such notes is 11.4%.

Net interest expense was as follows:
                                    1997       1996      1995
Notes and mortgages             $   5,045   $  6,237  $  9,211
Lease obligations                  16,597     16,140    16,349
Capitalized interest              ( 1,731)   ( 1,138)  (   900)

                                   19,911     21,239    24,660
Less interest income              (13,132)   (14,004)  (10,745)

                                $   6,779  $   7,235 $  13,915

Annual maturities of notes and mortgages for the next five years are as follows: 1998, $6,821; 1999, $6,905; 2000, $7,000; 2001, $2,108; and
2002, $2,230.

The estimated fair value of notes and mortgages is approximately $49,200, $66,000 and $84,000 at February 22, 1997, February 24, 1996, and February 25, 1995, respectively.

5. INCOME TAXES
The provision (benefit) for income taxes consists of:
                                   1997      1996       1995
Current
  Federal                        $44,446   $64,536    $68,767
  State                            8,728    12,937     14,112
                                  53,174    77,473     82,879
Deferred
  Federal                          1,466    (9,822)   (18,622)
  State                              311    (1,977)    (3,161)

                                   1,777   (11,799)   (21,783)

                                 $54,951   $65,674    $61,096

Deferred income tax assets (liabilities) are comprised of the following:

                                  February 22, February 24, February 25,
                                      1997         1996         1995
 Current deferred income tax assets:
  Employee benefits                 $ 13,233    $ 13,930     $ 13,030
  Promotional allowances               4,461       4,734        4,217
  Capitalization of inventory          4,356       3,235        3,521
  Other                                  529       2,104        1,780
                                      22,579      24,003       22,548

 Noncurrent deferred income tax assets:
  Capital leases                      17,414      16,658       15,861
  Accrued insurance claims            18,429      21,274       17,688
  Pension payments                     6,904       5,843        4,191
  Capitalization of overhead           4,276       3,812        3,463
  Promotional allowances               6,350       8,396       10,590
  Other                                1,159         485          159
                                      54,532      56,468       51,952
   Total deferred tax assets          77,111      80,471       74,500

 Noncurrent deferred income tax liabilities:
  Depreciation                       (62,016)    (63,820)     (68,629)
  Acquisition of shopping
    center for stock                  (5,191)     (5,191)      (5,191)
   Total deferred tax liabilities    (67,207)    (69,011)     (73,820)

 Net deferred tax asset             $  9,904    $ 11,460     $    680

The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate.
                                               1997      1996      1995

Statutory federal income tax rate              35.0%     35.0%     35.0%
State income taxes, net of
 federal tax benefit                            4.4       4.2       4.5
Other                                          (0.3)     (0.1)     (0.1)

Effective income tax rate                      39.1%     39.1%     39.4%

6.  COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments under capital leases and noncancelable operating leases as of February 22, 1997 are as follows:

                                          Capital          Operating
                                           leases            leases
1998                                     $ 21,219          $ 33,769
1999                                       21,208            32,024
2000                                       21,032            31,026
2001                                       20,926            29,589
2002                                       20,756            28,784
Later years                               271,988           436,001

Total minimum lease payments              377,129          $591,193
Less executory costs                          188

Net minimum lease payments                376,941
Less imputed interest                     226,149

Present value of net
 minimum lease payments                   150,792
Less current portion                        5,839

Long-term obligations under
 capital leases                          $144,953

Minimum lease payments for capital leases have not been reduced by minimum sublease rentals of $7,719 receivable in the future under noncancelable subleases.

Net rental expense associated with leases consists of the
 following:
                               1997          1996          1995
Operating leases
   Minimum                   $32,829       $22,369       $19,254
   Contingent                  7,900         9,142         8,477
Contingent rentals under
   capital leases              3,105         3,416         3,418
Gross rental expense          43,834        34,927        31,149
Sublease income               (2,458)       (2,303)       (2,361)

Net rental expense           $41,376       $32,624       $28,788

The Company also leases certain retail space to others under noncancelable operating lease agreements. Rental income from owned properties was $11,450 in 1997, $10,395 in 1996, and $8,351 in 1995.
Total future minimum rentals from owned properties as of February 22, 1997 were approximately $66,570.

Contingencies: From time to time, the Company is involved in legal proceedings that have arisen in the ordinary course of business.
Management, after consulting with legal counsel, is of the opinion that the outcome of such matters will not have a material impact on the consolidated financial position of the Company.

7.  COMMON STOCK AND EMPLOYEE INCENTIVE PLANS

Shares authorized: Common stock, $1 par value, authorized and outstanding at year end is as follows:
                                               Outstanding
    Class             Authorized      1997          1996         1995
"A" non-voting        75,000,000    59,721,156    59,303,838   59,004,156
"AC" voting              125,000       125,000       125,000      125,000
"AL" voting              125,000       125,000       125,000      125,000

                      75,250,000    59,971,156    59,553,838   59,254,156

Class "A" common stock has all of the rights and privileges pertaining to other classes of common stock except the right to vote. No dividends may be declared on any class of common stock without declaring at least an equal dividend on Class "A" stock. However, dividends may be declared on Class "A" stock without declaring dividends on any other class of common stock.

The Company's board of directors has authorized the future repurchase of up to 500,000 Class "A" common shares at February 22, 1997. The Company has purchased and accumulated treasury stock in order to accommodate the needs for registered common stock which may arise in connection with the exercise of stock options and the award of shares under the stock bonus plan.

Stock options: The Company has established incentive compensation plans under which it is authorized to grant both incentive stock options and non-qualified stock options to approximately 1,350 employees. Options to purchase the Company's Class "A" common stock are exercisable at a price equal to the market value of the stock at the date of grant and become exercisable over one to five years following the grant. All options expire ten years after date of grant.

The Company had historically granted stock appreciation rights (SARs) in tandem with options. During the year ended February 24, 1990, the Company began to grant non-qualified options without tandem SARs. No options have been granted with tandem SARs since July 1989.

Upon exercise of a SAR the holder is entitled to receive cash (or equivalent value in stock) equal to the amount by which the market value of the Company's Class "A" common stock on the exercise date exceeds the exercise price of the related stock options. As SARs are exercised the corresponding options are canceled and as options are exercised the corresponding SARs are canceled.

Option and SAR activity is as follows:
                                Number of Shares      Average Option
                               Options      SARs          Price

February 26, 1994
Outstanding                  2,657,922     510,642        $23.19

   1995 Activity
Granted                        646,000         -           23.51
Options exercised              (41,984)    (38,864)         8.91
SARs exercised                 (44,013)    (44,013)        12.60
Canceled                       (93,890)     (8,740)        24.60

February 25, 1995
Outstanding                  3,124,035     419,025         23.56

   1996 Activity
Granted                        732,350         -           27.75
Options exercised             (281,299)    (49,004)        22.14
SARs exercised                (179,057)   (179,057)        16.69
Canceled                       (72,436)     (5,216)        24.50

February 25, 1996
Outstanding                  3,323,593     185,748         24.94

    1997 Activity
Granted                        573,400         -           33.40
Options exercised             (503,875)     (9,679)        24.42
SARs exercised                 (78,124)    (78,124)        18.84
Canceled                      (139,171)     (2,951)        26.08

February 22, 1997
Outstanding                  3,175,823      94,994         26.71

Exercisable                  1,519,683      94,994        $24.99
Available for future grants  1,174,600       NONE           -

The following table summarizes information about options outstanding at February 22, 1997 for the plans:

                      Options Outstanding           Options Exercisable
                             Weighted - Average
                              Remaining                          Weighted
                   Number    Contractual             Number       Average
   Range of     Outstanding   Life      Exercise   Exercisable   Exercise
Exercise Prices  At 2/22/97  (in years)  Price      At 2/22/97     Price
 $14.78 - 19.81      62,214        2.7   17.99          55,564     17.87
  20.00 - 24.94   1,263,409        5.9   22.72         722,759     22.73
  25.00 - 29.94   1,062,490        5.6   27.21         687,340     27.36
  30.44 - 35.63     787,710        9.0   33.12          54,020     32.36
                  3,175,823                          1,519,683

The weighted-average fair value of options granted during 1997 and 1996 was $8.03 and $7.07, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The following weighted-average assumptions are included in the Company's fair value calculations:

                                   1997               1996
Expected life (years)                 6                  6
Risk-free interest rate             6.2%               6.3%
Volatility                         20.9%              24.3%
Dividend yield                      2.8%               3.1%

Under the above models, the total value of stock options granted during 1997 and 1996 was approximately $4,608 and $5,175, respectively, which would be amortized over the five year option vesting period. Had the Company determined compensation costs for these plans in accordance with SFAS No. 123, the Company's pro forma net income would have decreased by $938 ($0.02 per share) and $421 ($0.01 per share) in 1997 and 1996, respectively. The SFAS No. 123 method of accounting does not apply to options granted prior to 1996, and accordingly, the resulting pro forma compensation cost is not representative of that to be expected in the future.

Stock awards: The Company has also established an executive stock bonus plan under which certain officers and managerial employees may be awarded shares of Class "A" common stock. Charges to income arising from stock awards were $1,007 in 1997 and $1,000 in each of 1996 and 1995.

8.  EMPLOYEE BENEFIT PLANS

Pension and savings plans: The Company maintains a qualified defined benefit pension plan which covers substantially all non-union employees. Plan benefits are based on the participants' years of service and average annual earnings. The Company's policy is to fund the amount expensed for accounting purposes subject to it being deductible for income tax purposes. The assets of the qualified defined benefit pension plan at February 22, 1997 are comprised of approximately 60% equities and approximately 40% fixed income investments and cash equivalents.

Supplementary defined benefit pension plans covering certain officers are also maintained. These plans are unfunded and non-qualified. The pension liability associated with the plans is accrued using the same actuarial methods and assumptions as those used for the Company's qualified plan.

The net periodic pension cost for these plans includes the following components:

                              1997         1996          1995
Service cost
  Qualified plan          $  4,908       $ 4,158      $ 4,512
  Supplemental plans           166           151          185
Interest cost
  Qualified plan             8,224         8,339        7,254
  Supplemental plans           336           337          300
Actual return on assets    (15,576)      (21,228)      (4,873)
Net amortization and deferral
  Qualified plan             4,617        12,412       (3,783)
  Supplemental plans           212           189          190
Net pension cost          $  2,887       $ 4,358      $ 3,785

The funded status and amounts recognized in the consolidated balance sheets as of February 22, 1997, February 24, 1996 and February 25, 1995 are as follows:
                                                      Qualified plan
                                             1997      1996       1995
Actuarial present value of benefit obligations
Vested benefit obligation                  $ 81,576  $ 80,908    $58,801

Accumulated benefit obligation             $ 91,333  $ 90,570    $66,202

Projected benefit obligation               $116,301  $113,415    $89,806

Plan assets at fair value                  (117,980) (105,956)   (87,826)
Projected benefit obligation (less than)
 in excess of plan assets                    (1,679)    7,459      1,980
Unrecognized net gain (loss)                 11,153    (1,167)      (746)
Unrecognized prior service cost              (1,759)   (1,927)    (1,801)
Unrecognized transition asset                 6,100     7,351      8,603
Pension liability recognized in the consolidated
  balance sheets                           $ 13,815   $11,716    $ 8,036

                                                  Supplemental plans
                                              1997     1996      1995
Actuarial present value of benefit obligations
Vested benefit obligation                   $ 3,066  $ 2,805   $ 2,297

Accumulated benefit obligation              $ 3,066  $ 2,805   $ 2,297

Projected benefit obligation                $ 4,784  $ 4,420   $ 3,811


Plan assets at fair value                        -        -         -

Projected benefit obligation in excess of
 plan assets                                  4,784    4,420     3,811
Unrecognized net gain                           673      681       982
Unrecognized prior service cost              (1,225)  (1,354)   (1,459)
Unrecognized transition obligation             (512)    (614)     (716)
Pension liability recognized in the
 consolidated  balance sheets               $ 3,720  $ 3,133   $ 2,619


Actuarial assumptions used were as follows:
                                         1997        1996       1995

Discount rate                            7.5%        7.5%       8.5%
Rate of increase in
 compensation levels                     4.0%        4.0%       5.0%
Expected rate of return
 on plan assets                          9.5%        9.5%       9.0%


Payments are made to union-sponsored, multi-employer pension plans in accordance with negotiated labor contracts. Charges to income arising from contributions required under the labor contracts aggregated $18,731, $19,051 and $18,577 in 1997, 1996 and 1995, respectively.

The Company sponsors a tax deferred savings plan whereby eligible employees may elect annually to contribute up to 20% of their compensation, subject to statutory limitations. A non-qualified supplemental tax deferred savings plan is also maintained for certain employees. The Company matches a portion of employee contributions. Charges to income representing the Company's contributions to the plans were $4,516, $4,259, and $4,033 in 1997, 1996 and 1995, respectively.

Other Benefits:

The Company does not provide any significant postretirement or postemployment benefits to administrative employees, and postretirement and postemployment benefits for union employees are covered by union-sponsored multi-employer plans.

9.  CASH FLOWS

Net cash flows from operating activities include cash payments for interest and income taxes as follows:

                                     1997         1996         1995

Interest                           $21,887      $22,758      $25,953
Income taxes                        72,586       84,495       73,104

Non-cash investing and financing activities include capital leases of $6,900, $6,212 and $3,755 in 1997, 1996 and 1995, respectively.

SUPPLEMENTARY FINANCIAL INFORMATION

(a) Selected Quarterly Financial Data (unaudited)

Thousands of Dollars, Except Per Share

                                                           Earnings

Fiscal Year            Sales    Gross Profit  Net Income   Per Share
   1997
1st 12 weeks      $   895,627  $   271,144    $   25,783    $  .43
2nd 12 weeks          874,424      269,807        23,172       .39
3rd 12 weeks          896,977      268,743        18,860       .32
Last 16 weeks       1,213,931      336,735        17,689       .29
                  $ 3,880,959  $ 1,146,429    $   85,504    $ 1.43

   1996
1st 12 weeks      $   869,235  $   257,626    $   22,106    $  .37
2nd 12 weeks          856,515      254,057        17,765       .30
3rd 12 weeks          870,666      258,836        17,420       .30
Last 16 weeks       1,264,163      382,378        44,862       .75
                  $ 3,860,579  $ 1,152,897    $  102,153    $ 1.72

   1995
1st 12 weeks      $   829,697  $   245,847    $  20,414     $  .34
2nd 12 weeks          826,400      242,501       14,671        .25
3rd 12 weeks          834,780      250,207       18,561        .31
Last 16 weeks       1,204,750      362,425       40,515        .69
Total             $ 3,695,627  $ 1,100,980    $  94,161     $ 1.59

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              (a)     Identification of Directors

                               Title of All Positions   Year First
Name                    Age    Held with the Company    Elected Director


Pete L. Manos            60     President, Chief Executive    1995
                                Officer, and Chairman
                                of the Board

Alvin Dobbin             65     Executive Vice President,     1996
                                Chief Operating Officer,
                                and Director

Constance M. Unseld      49     Director                      1993

Peter F. O'Malley        58     Director                      1993

David J. Sainsbury       56     Director                      1994

Harry Beckner            68     Director                      1994

Rosemary Thorne          45     Director                      1996

Raymond A. Mason         60     Director                      1996

Michael W. Broomfield    54     Director                      1996

The present term of each of the above Directors will expire at the Annual Meeting of Voting Shareholders currently scheduled for September 4, 1997.

Millard F. West, Jr. and Morton H. Wilner retired as active directors on September 6, 1990, on which date they were elected Directors Emeritus. Messrs. West and Wilner served as Board members 26 and 24 years, respectively.

              (b)     Identification of Executive Officers

                               Year First Elected
Name and Position       Age   Officer   Present Office


Pete L. Manos            60    1977     1992 (President)
  Chairman of the Board,                1995 (Chief Executive Officer)
  President and                         1996 (Chairman of the Board)
  Chief Executive Officer

Alvin Dobbin             65    1970     1996 (Executive Vice President)
  Executive Vice President-             1996 (Chief Operating Officer)
  and Chief Operating Officer

David W. Rutstein        52    1978     1981 (Sr. V.P.- General Counsel)
  Senior Vice President-                1996 (Chief Admin. Officer)
  General Counsel, Chief                1996 (Secretary)
  Administrative Officer,
  and Secretary

David N. Freedman        67    1982     1985
  Senior Vice President-
  Corporate Facilities

Roger D. Olson           52    1978     1988
  Senior Vice President-
  Labor Relations and
  Personnel

Robert W. Schoening      50    1985     1988
  Senior Vice President-
  Information Systems

Samuel E. Thurston       53    1977     1988
  Senior Vice President-
  Distribution

M. Davis Herriman        58    1985     1996
  Senior Vice President-
  Grocery, Bakery and Pharmacy Operations


The present term of each of the above Executive Officers will expire at the first meeting of the Board of Directors subsequent to the Annual Meeting of Voting Shareholders currently scheduled for September 4, 1997.

              (c)     Identification of Certain Significant Employees
                      Not applicable.

              (d)     Family Relationships
                      Not applicable.

              (e)     Business Experience

              Each of the above-named executive officers of the Company has been employed by the Company for a period of time in excess of five years. Their positions with the Company are set forth above in subsection (b), and the duties of each have been encompassed within the framework of his respective title since first becoming an officer of the Company.

              The principal occupation, employment, and business experience during the past five years of each of the Directors and Directors Emeritus of the Company is set forth below:

              Pete L. Manos - see subsection (b) above.

              Alvin Dobbin - see subsection (b) above.

              Constance M. Unseld is the founder and operator of the Unselds' School, a state accredited, independent school in Baltimore, Maryland. She also serves as a member of the Board of Regents of the University of Maryland system.

              Peter F. O'Malley is the founder and current counsel to the law firm of O'Malley, Miles, Nylen & Gilmore of Prince George's County, Maryland. He currently serves on the Boards of Directors of Potomac Electric Power Company, Potomac Capital Investments and Legg Mason, Inc. The firm of O'Malley, Miles, Nylen & Gilmore is one of a number of firms which provides legal services to the Company.

              David J. Sainsbury is Chairman of J Sainsbury plc where he has worked since 1963. Mr. Sainsbury is a great-grandson of the founder of J Sainsbury plc.

              Harry G. Beckner was formerly President of Jewel Food Stores of Chicago, Illinois and Chief Operating Officer of the H.E. Butt (H.E.B.) grocery company of San Antonio, Texas. He serves on the Boards of Directors of H.E.B. and Shaw's Supermarkets Inc.

              Rosemary P. Thorne serves as Group Finance Director of J Sainsbury plc. Miss Thorne was recently appointed a non-executive director of the Board of the Department for Education and Employment. She is also a member of the Financial Reporting Review Panel, a trustee of the Prince's Youth Business Trust and an active member of the prestigious Hundred Group.

              Raymond A. Mason is the Chairman, President and Chief Executive Officer of Legg Mason, Inc. He has served as chairman of the Securities Industry Association, The National Association of Security Dealers and chairman of the Regional Firms Committee of the New York Stock Exchange.

              Michael Warwick Broomfield is a departmental Director of J Sainsbury plc who has more than 35 years of service with J Sainsbury plc.

              Millard F. West, Jr., a Director Emeritus of the Company, is a former Vice-President of the firm of Prudential Securities, Inc. (Members New York Stock Exchange) and is a former Director of Dewey Electronics Corporation.

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

              (g)     Promoters and Control Persons

              Not applicable.

              (h)     Section 16(a) Beneficial Ownership Reporting
                      Compliance

              Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") and the American Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company within prescribed time periods. Officers, directors, and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

              To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended February 22, 1997, except for the reports described below, all Section 16(a) filing requirements applicable to officers, directors, and greater than ten-percent beneficial owners were met on a timely basis.

              Roger D. Olson inadvertently failed to file a Form 4 with respect to his indirect beneficial interest in The 1224 Corporation. The error was corrected by the filing of SEC Form 5 in April 1997.

ITEM 11.                 EXECUTIVE COMPENSATION

     The following tables and narrative text discuss the compensation paid in Fiscal Year 1997 and the two prior fiscal years to the Company's Chief Executive Officer and the Company's five other most highly-compensated executive officers.


                      Summary Compensation Table

                      Annual Compensation (1)

                                                 Other
Name and                                         Annual
Principal            Fiscal                      Compen-
Position             Year     Salary    Bonus    sation(1)

Pete Manos           1997     $520,673  $260,000 $6,002
  President          1996     $327,028  $260,000 $6,134
  & CEO              1995     $264,207  $133,608 $5,828

David B Sykes (2)    1997     $420,010  $221,258    --
  Secretary, Treas.  1996     $401,071  $221,258 $6,134
  Sr. V.P. Finance   1995     $387,659  $196,015 $5,858

Alvin Dobbin         1997     $290,141  $160,000 $6,002
  Exec. V.P.         1996     $254,431  $150,378 $6,134
  & COO              1995     $245,916  $124,363 $5,858

David W. Rutstein    1997     $264,654  $160,000 $6,002
  Sr. V.P.           1996     $252,720  $149,363 $6,134
  Gen. Counsel, CAO  1995     $244,270  $123,464 $5,858
  & Secretary

David N. Freedman    1997     $264,654  $139,363 $6,002
  Sr. V.P.           1996     $252,720  $139,363 $6,134
  Corporate Facil.   1995     $244,270  $123,464 $5,858

M. Davis Herriman    1997     $217,657  $120,000 $6,002
  Sr. V.P. Grocery,  1996     $189,375  $118,807 $6,134
  Bakery & Pharmacy  1995     $178,255  $ 90,192 $5,858


     (1) Aggregate value of perquisites does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus. Includes cash payments for income taxes to each named officer on the value of the restricted shares and the tax payment itself pursuant to the Non-
Qualified Executive Stock Bonus Plan II.

     (2)  Mr. Sykes retired from the Company effective August 31, 1996.

                           Long Term Compensation

                                        Options/         All Other
Name and                      Restricted   SAR            Compensa-
Principal            Fiscal   Stock     Awards(#)  LTIP    tion
Position             Year     Awards(3)   (4)     Payouts (5)(6)

Pete Manos           1997     $9,388      2,500      0     $12,670
  President,         1996     $9,596    102,500      0     $12,670
  Chairman & CEO     1995     $9,163     22,500      0     $14,145

David B Sykes        1997     $0         17,500      0     $25,635
  Secretary, Treas.  1996     $9,596     17,500      0     $25,635
  Sr. V.P. Finance   1995     $9,163     17,500      0     $27,800

Alvin Dobbin         1997     $9,388     14,500      0     $14,506
  Exec. V.P. &       1996     $9,596      9,500      0     $14,506
  COO                1995     $9,163      9,500      0     $15,879

David N. Freedman    1997     $9,388      9,500      0     $14,985
  Sr. V.P.           1996     $9,596      9,500      0     $14,985
  Corporate Facil.   1995     $9,163      9,500      0     $16,349

David W. Rutstein    1997     $9,388      9,500      0     $10,373
  Sr. V.P.           1996     $9,596      9,500      0     $10,373
  Gen. Counsel, CAO  1995     $9,163      9,500      0     $11,737
  & Secretary

M. Davis Herriman    1997     $9,388     12,500      0     $ 9,312
  Sr. V.P. Grocery,  1996     $9,596      7,500      0     $ 9,312
  Bakery & Pharmacy  1995     $9,163      7,500      0     $10,307


     (3)The aggregate stock holdings of this group were 15,623.62 shares and the share value was $32.625 as of February 22, 1997. Dividends are paid on the stock held under this plan. Does not include 2,715.49 shares which were distributed to David B Sykes on November 15, 1996.

     Under this plan, the Company makes an annual contribution not exceeding the greater of (i) $1,000,000 or (ii) six-tenths of one percent (0.60%) of the pre-tax earnings of the Company. The Company's cash contributions are used to purchase shares of Class A non-voting common stock.

     Distributions of those shares will be made to those participants who meet any of the following conditions: (1) ten years' participation in the Plan; (2) retirement after attainment of age 62; (3) abolition of the participant's job; (4) total and complete disability or (5) death.






                                 45
     (4) All options granted to participants pursuant to these stock option plans are issued at 100% of fair market value on the date issued and may be exercised, on a graduated basis, after the later of one year from the date of grant or two years' continued employment. All options terminate 10 years from their date of issuance.

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

     In Fiscal Year 1997 the Company made matching contributions under the Plan as follows: Mr. Sykes $5,625, Mr. Manos $5,625, Mr. Dobbin $5,625, Mr. Rutstein $5,625, Mr. Freedman $5,625, and Mr. Herriman $5,625.

     (6) Includes premium payments under the Company's Split Dollar Insurance Program in which participants are provided with permanent life insurance owned by the Company. The Company pays for premiums and will recover amounts equal to its investment in the insurance policies at the deaths of the participants.

     During Fiscal Year 1997 the Company made insurance premium payments as follows: Mr. Sykes $20,010, Mr. Manos $7,045, Mr. Dobbin $8,881,
Mr. Rutstein $4,748, Mr. Freedman $9,360, and Mr. Herriman $3,687.

                OPTION GRANTS IN LAST FISCAL YEAR (1)

                         Individual Grants

                  Number of
                  Securities
                  Underlying     % of Total
                  Options/       Options         Exercise
                  SARs          Granted to      of Base
                  Granted        Employees       Price        Expiration
Name               (2)           in FY 97          ($/Sh)        Date

Pete Manos               0             0.00%

David B Sykes        2,500                        $32.69        03/01/06
                    15,000                        $34.19        06/03/06
                    17,500             3.05%

Alvin Dobbin         2,500                        $32.69        03/01/06
                     7,000                        $34.19        06/03/06
                     5,000                        $33.94        09/05/06
                    14,500             2.53%

David Rutstein       2,500                        $32.69        03/01/06
                     7,000                        $34.19        06/03/06
                     9,500             1.66%

David Freedman       2,500                        $32.69        03/01/06
                     7,000                        $34.19        06/03/06
                     9,500             1.66%

M. Davis Herriman    2,500                        $32.69        03/01/06
                     5,000                        $34.19        06/03/06
                     5,000                        $33.94        09/05/06
                    12,500             2.18%

     (1)  No SARs were awarded in the 1997 Fiscal Year.

     (2) Options granted under the 1989 Non-Qualified Stock Option Plan have a term of up to ten years as determined by the Stock Option Plan Committee ("Committee"). Options become exercisable after the later of one year from date of grant or the completion of two years of continued employment. After such date, optioned shares are exercisable only to the extent of one-fifth of the total number of optioned shares per year. After the fourth year, option grants are exercisable in full. The Committee may prescribe longer time periods and additional requirements with respect to the exercise of an option and may terminate unexercised options based on the performance of the employee. No option may be exercised unless the employee is in the employ of the Company. The Company is required to withhold income taxes from income realized by an employee on the exercise of an option. The Company will (i) reduce the amount of stock issued to reflect the necessary withholding, (ii) withhold the appropriate tax from other compensation due to the optionee, or (iii) condition transfer of any stock to the employee on the payment to the Company of the required taxes.

                 Potential Realizable Value of Assumed
                 Rates of Stock Price Appreciation for
                 Option Term (10 Years)



                       0%                    5%                   10%
                     Gain (3)          Gain (4) (5)         Gain (4) (5)

Name


Pete Manos                $0            $       0            $       0

David B Sykes             $0            $  51,396            $ 130,249
                           0              322,529              817,351
                          $0            $ 373,925            $ 947,599

Alvin Dobbin              $0            $  51,396            $ 130,249
                           0              150,513              381,430
                           0              322,529              817,351
                          $0            $ 373,925            $ 947,599

David Rutstein            $0            $  51,396            $ 130,249
                           0              149,413              378,641
                          $0            $ 200,809            $ 508,890

David Freedman            $0            $  51,396            $ 130,249
                           0              149,413              378,641
                          $0            $ 200,809            $ 508,890

M. Davis Herriman         $0            $  51,396            $ 130,249
                           0              107,510              272,450
                           0              106,723              270,458
                          $0            $ 265,629            $ 673,157

     (3) As shown in this column, no gain to the named officers or all optionees is possible without appreciation in the price of the Company's stock, which will benefit all shareholders.

     (4) The price of Class A common stock at the end of the ten-year term of the option grant at a 5% annual appreciation would be $53.25, $55.69, and 55.28, and at a 10% annual appreciation would be $84.79, $88.68, and $88.03. These appreciation rates are the result of calculations required by the Securities and Exchange Commission's rules, and therefore are not intended to forecast future appreciation, if any, in the stock price of the Company.

     (5) The gain is calculated from the exercise price of the options listed above, $32.69, $34.19, and $33.94 based on the grant date of the options. Option grants are at 100% of market value on the date of grant.

         Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Option SAR/Values (1)


                    Shares            SARs         Value
                  Acquired on       Exerc'd       Realized
Name              Exercise(#)         (#)           ($)

Pete Manos               0                0              0

David B Sykes       62,500                0       $533,762

Alvin Dobbin             0                0              0

David Rutstein           0                0              0

David Freedman           0                0              0

M. Davis Herriman        0                0              0


                                           Value of         Value of
             Number of     Number of       Unexerc'd        Unexerc'd
             Unexerc'd     Unexerc'd       In-the-Money     In-the-Money
             Options/SARs  Options/SARs    Options/SARs     Options/SARs
             at FY-End     at FY-End       at FY-End($)     at FY-End($)
Name         Exercisable  Unexercisable    Exercisable     Unexercisable

Pete Manos       52,500       105,000       $ 263,950        $ 296,240

David B Sykes         0        17,500       $       0        $       0

Alvin Dobbin     20,900        32,100       $ 156,972        $ 130,958

David Rutstein   20,900        27,100       $ 156,972        $ 130,958

David Freedman   20,900        27,100       $ 156,972        $ 130,958

M.D. Herriman    18,500        26,500       $ 138,520        $ 105,530


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

                              Pension from Retirement Plan
          Highest Five        for Following Number of Years
          Year Average              of Credited Service*
          Earnings             10           20           30

          $ 40,000          $  3,935    $  8,270     $ 13,004
            70,000             7,985      16,670       26,054
           100,000            12,035      26,070       39,104
           150,000            18,785      39,070       60,854
           200,000            25,535      53,070       82,604
           250,000            32,285      67,070      104,354
           300,000            39,035      81,070      126,104
           350,000            45,785      95,070      147,854
           400,000            52,535     109,070      169,604
           500,000            66,035     137,070      213,104
           600,000            79,535     165,070      256,604
           700,000            93,035     193,070      300,104
           800,000           106,535     221,070      343,604

A participant's annual pension payable to him/her as of his/her normal retirement date will be equal to:

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

For purposes of determining plan benefits, earnings are the gross cash compensation provided to a participant, including overtime and bonuses.

Early retirement benefits are payable under the Pension Plan.

Generally, the payment of benefits will be in the form of a straight-life annuity for participants who are not married and a joint and survivor annuity for those who are married.

*The amounts shown include benefits payable from the Supplemental Retirement Arrangements.
                                 50
The number of years of credited service of the executive officers listed in the remuneration table under the Retirement Plan, determined as of February 22, 1997 are: Mr. Sykes, 19 years; Mr. Dobbin, 26 years; Mr. Manos, 26 years; Mr. Rutstein, 19 years, Mr. Freedman, 19 years and Mr. Herriman 26 years. One of the officers (Mr. Sykes) is currently receiving retirement payments from the Retirement Plan as required by law for participants over age 70 1/2. The number of years of credited service for Mr. Sykes is as of the date retirement benefits commenced.

Supplemental Retirement Arrangements:

An unfunded nonqualified pension plan is currently in effect. For two of the officers listed in the remuneration table (Messrs. Sykes and Dobbin), the Excess Benefit Savings Plan provides that in the event that annual benefits from the Company's Retirement Plan, profit sharing and thrift plans, and from Social Security do not equal sixty percent (60%) of the earnings averaged over the five years prior to retirement, a supplemental pension would be paid so that the total of all benefits, including Social Security, equals sixty percent (60%). For less than fifteen years of service, the total benefit is proportionately reduced. The Excess Benefit Savings Plan also provides a make-up benefit for those who are impacted by the compensation limitations of IRC Section 410(a)(17) and by the maximum benefit limitations of IRC Section 415.


Compensation of Directors

During Fiscal Year 1997, Directors and Directors Emeritus who were not employees received an annual fee of $35,000 and a fee of $250 for committee meetings attended.

Termination of Employment

The Company does not have any arrangements regarding termination of employment.

Employment Contracts and Termination of Employment and Change-in Control Arrangements

The Company does not have any employment contracts and termination of employment and change-in-control arrangements.

Compensation Committee Interlocks and Insider Participation

Mrs. Unseld and Messrs. Beckner and O'Malley comprise the Company's Officers' Executive Compensation Committee. Mr. O'Malley is of counsel to the law firm of O'Malley & Miles which represents the Company with respect to certain legal matters.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

                (a)  Security Ownership of Certain Beneficial Owners
                       (as of May 1, 1997)

                  The following table sets forth information with respect to the ownership of the voting securities of the Company as of May 1, 1997.
                                                      Nature
                                          Number      of
                        Title of          Shares      Beneficial Percent
Name and Address        Class of Stock    Owned       Ownership  of Class

The 1224 Corporation(1) Common AC         125,000     Direct      100.0%
6300 Sheriff Road
Landover, Maryland  20785

J Sainsbury (USA)
 Holdings Inc.          Common AL         125,000     Direct      100.0%
P.O. Box 3566
Portland, Maine  04104

                (b)  Security Ownership of Management (as of May 1, 1997)

                  The following table sets forth the number of each class of equity securities of the Company beneficially owned by each (i) director, (ii) named executive officers and (iii) Directors and Executive Officers of the Company as a group as of May 1, 1997.
                                                      Nature
                                          Number      of
                        Title of          Shares      Beneficial Percent
Name and Title          Class of Stock    Owned       Ownership  of Class
David J. Sainsbury       Common Stock A          0 (2)Direct and      0%
     Director            (Non-Voting)                 Indirect

Harry Beckner            Common Stock A      1,000    Direct       .002%
     Director            (Non-Voting)

Pete L. Manos            Common Stock A    105,265(3) Direct and   .176%
     President, Chief                                 Indirect
     Executive Officer,
     Director

Alvin Dobbin             Common Stock A    133,489(4) Direct and   .223%
     Exec. Vice Pres.,   (Non-Voting)                 Indirect
     Chief Operating
     Officer,
     Director

Constance M. Unseld      Common Stock A      1,000    Direct       .002%
     Director            (Non-Voting)


                                 52
Peter F. O'Malley        Common Stock A      2,000    Indirect     .003%
     Director            (Non-Voting)

Rosemary Thorne          Common Stock A          0    Direct          0%
     Director            (Non-Voting)

Raymond A. Mason         Common Stock A      1,000    Direct       .002%
     Director            (Non-Voting)

Michael W. Broomfield    Common Stock A          0    Direct          0%
     Director            (Non-Voting)

Millard F. West, Jr.     Common Stock A     23,800(5) Indirect      .040%
     Director Emeritus   (Non-Voting)

Morton H. Wilner         Common Stock A     10,000    Indirect      .017%
     Director Emeritus   (Non-Voting)

David W. Rutstein        Common Stock A    114,838(6) Direct and    .192%
     Sr. Vice President- (Non-Voting)                 Indirect
     General Counsel,
     Chief Administrative
     Officer, Secretary

David N. Freedman        Common Stock A    111,804(7) Direct and    .187%
     Sr. Vice President- (Non-Voting)                 Indirect
     Corp. Facilities

M. Davis Herriman        Common Stock A     59,867(8) Direct and    .100%
     Sr. Vice President- (Non-Voting)                 Indirect
     Grocery, Bakery and
     Pharmacy

All Directors and        Common Stock A  1,338,827    Direct and   2.241%
     Officers as a       (Non-Voting)                 Indirect
     Group (31 persons)

                         Common Stock AC   125,000(8)            100.000%
                         (Voting)

                         Common Stock AL   125,000(8)            100.000%
                         (Voting)

NOTES:

(1) Pursuant to the Will of Israel Cohen, the Class AC Voting Common Stock was transferred to The 1224 Corporation, a Delaware Corporation. The 1224 Corporation issued all of its non-voting stock to the Israel Cohen Estate and all of its 500 outstanding voting shares to four officers of the company, (Pete L. Manos, Alvin Dobbin, David Rutstein and Roger D. Olson) and to Mr. Cohen's sister, Lillian Cohen Solomon (100 shares each). The holders of

      The 1224 Corporation voting stock have the exclusive right to exercise all the voting rights in the Class AC Voting Common Stock.

(2) Mr. Sainsbury disclaims beneficial ownership of the Common Stock of the Company beneficially owned by J Sainsbury (USA) Holdings Inc. Mr. Sainsbury is a director of J Sainsbury plc, the ultimate parent company of J Sainsbury (USA) Holdings Inc. In addition to the 125,000 Class AL voting shares listed above, J Sainsbury (USA) Holdings Inc. owns 9,779,931 Class A non-voting shares.

(3) Includes 66,500 shares acquirable under stock option plans within sixty days. Mr. Manos disclaims beneficial ownership of the Class AC shares held by The 1224 Corporation except for 100 shares.

(4) Includes 29,000 shares acquirable under stock option plans within sixty days. Mr. Dobbin disclaims beneficial ownership of the Class AC shares held by the 1224 Corporation except for 100 shares.

(5) Includes 13,000 shares owned by wife for which Mr. West disclaims beneficial ownership.

(6) Includes 26,900 shares acquirable under stock option plans within sixty days. Mr. Rutstein disclaims beneficial ownership of the Class AC shares held by the 1224 Corporation except for 100 shares.

(7) Includes 29,000 shares acquirable under stock option plans within sixty days.

(8) Includes 25,000 shares acquirable under stock option plans within sixty days.


            (c)  Changes in Control

                      Not applicable.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             (a)     Transactions with Management and Others

             Not applicable


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

                              PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K
                                                          Page in
                                                          Form 10-K

(a) The following documents are filed as part of this report:

        (1)     Financial Statements and
                supplementary data:

                Report of Independent Accountants            19
                Consolidated Statements of Income
                 for the years ended February 22,
                 1997, February 24,1996, and
                 February 25, 1995                           20
                Consolidated Balance Sheets at
                 February 22, 1997, February 24,
                 1996, and February 25, 1995                 21-22
                 Consolidated Statements of Changes
                 in Shareholders' Equity for the years
                 ended February 22, 1997, February 24,
                 1996, and February 25, 1995                 23-24
                Consolidated Statements of Cash Flows
                 for the years ended February 22, 1997,
                 February 24, 1996, and February 25,
                 1995                                        25-26
                Notes to Consolidated Financial
                 Statements                                  27-38

                Supplementary Financial Information
                 (unaudited)                                 39

        (2)     Financial Statement Schedules:

                        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        (3)      Exhibits:

                 The Index to Exhibits is on page 60.

(b)     Reports on Form 8-K

                 On August 19, 1996, a report on Form 8-K under Item 5 was filed by the Registrant.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GIANT FOOD INC.



                                 BY: /s/ Pete L. Manos

                                    Pete L. Manos,
                                    Chairman of the Board, President and
                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       GIANT FOOD INC.


May 21, 1997        By: /s/ Pete L. Manos
                       Pete L. Manos
                       President and Principal Executive Officer


May 21, 1997        By: /s/ Pete L. Manos
                       Pete L. Manos, Director


May 21, 1997        By:/s/ Alvin Dobbin
                       Alvin Dobbin, Director


May 21, 1997        By:/s/ David J. Sainsbury
                       David J. Sainsbury, Director


May 21, 1997        By: /s/ Harry Beckner
                       Harry Beckner, Director


May 21, 1997        By:/s/ Constance M. Unseld
                       Constance M. Unseld, Director


May 21, 1997        By: /s/ Peter F. O'Malley
                       Peter F. O'Malley, Director


May 21, 1997        By: /s/ Raymond A. Mason
                       Raymond A. Mason, Director


May 21, 1997        By:/s/ Rosemary Thorne
                       Rosemary Thorne, Director


May 21, 1997        By:/s/ Michael Warwick Broomfield
                       Michael Warwick Broomfield, Director

                            INDEX TO EXHIBITS

Exhibit No.   Exhibit               Page No.

3.(i)       Articles of               62
            Incorporation


3.(ii)      By-Laws                   69


10.1        1989 Non-Qualified      Incorporated by reference
            Stock Option Plan       to the Company's Form 10-K
                                    filed with the SEC in
                                    May, 1993 for the Fiscal
                                    Year Ended February 27, 1993


10.2        Non-Qualified Executive Incorporated by reference
            Stock Bonus Plan        to the Company's Form 10-K
                                    filed with the SEC in
                                    May, 1993 for the Fiscal
                                    Year Ended February 27, 1993


10.3        Split Dollar Insurance  Incorporated by reference
            Program                 to the Company's Form 10-K
                                    filed with the SEC in
                                    May, 1993 for the Fiscal
                                    Year Ended February 27, 1993


10.4        Supplemental Retirement Incorporated by reference
            Plan                    to the Company's Form 10-K
                                    filed with the SEC in
                                    May, 1993 for the Fiscal
                                    Year Ended February 27, 1993


10.5        Excess Benefit Plan     Incorporated by reference
                                    to the Company's Form 10-K
                                    filed with the SEC in
                                    May, 1993 for the Fiscal
                                    Year Ended February 27, 1993

10.6        Giant Food Inc. 9.60%
            Promissory Notes Due
            October 15, 2001 Note
            Agreement with The
            Prudential Insurance
            Company of America
            dated October 28, 1986
            ("1986 Note Agreement")   79

                      INDEX TO EXHIBITS

Exhibit No.   Exhibit                            Page

10.7        Giant Food Inc. 9.83% Promissory
            Notes Due August 4, 2012 Note
            Agreement with The Prudential
            Insurance Company of America
            dated August 4, 1987 ("1987 Note
            Agreement")                           105


10.8        Letter Agreement dated July 15,
            1988 referencing the Note Agreement
            dated October 28, 1986 and the Note
            Agreement dated August 4, 1987
            respectively, each between Giant Food
            Inc. and The Prudential Insurance
            Company of America                    134


10.9        Letter dated August 5, 1991
            referencing the Note Agreement
            between Giant Food Inc. and The
            Prudential Insurance Company of
            America dated October 28, 1986, as
            amended                               136


10.10       Amendment, Assumption and Guarantee
            Agreement dated as of February 28,
            1992 by and among Giant Food Inc.,
            Giant of Landover, Inc., Giant of
            Maryland, Inc. and The Prudential
            Insurance Company of America          137


10.11       Amendment, Assumption and Guarantee
            Agreement dated as of February 27,
            1993 by and among Giant Food Inc.,
            Giant of Landover, Inc. and The
            Prudential Insurance Company of
            America                               150


11          Computation of Earnings
            Per Common Share                      163


21          Subsidiaries                          164


23          Consent of Independent
            Accountants                           165

                                 EXHIBIT 3.(i)
                                                 (As amended on 01/19/96)

                                 COMPOSITE
                        CERTIFICATE OF INCORPORATION
                                    OF
                              GIANT FOOD INC.


     FIRST.  The name of this corporation is GIANT FOOD INC.

     SECOND. Its principal office in the State of Delaware is to be located at 927 Market Street, in the City of Wilmington, County of New Castle, and its resident agent is Corporation Guarantee and Trust
Company, 927 Market Street, Wilmington, Delaware.

     THIRD. The nature of the business and the object and purposes to be transacted, promoted and carried on are to do any or all of the things herein mentioned as fully and to the same extent as natural persons might or could do, and in any part of the world, viz.:

     To establish, acquire by purchase, lease or otherwise and to conduct and operate public markets, stores, and other establishments and to sub-let, lease and rent spaces therein; to buy, sell and otherwise deal in and deal with, at wholesale and/or retail and as principal or agent, farm and garden products, dairy and creamery products and foods, food stuffs, food products and preparations, groceries, meats, poultry, eggs, butter, cheese, vegetables, milk, cream, fish, sea foods and edibles of any and every description, and to engage in any business which may seem advantageous or useful in connection therewith.

     To purchase, take, own, hold, deal in, mortgage or otherwise lien and to lease, sell, exchange, convey, transfer or in any manner whatever dispose of real property, within or without the State of Delaware.

     To manufacture, purchase or otherwise acquire and to hold, own, mortgage or otherwise lien, pledge, lease, sell, assign, exchange, transfer or in any manner dispose of, and to invest, deal and trade in and with goods, wares, merchandise and personal property of any and every class and description, within or without the State of Delaware.

     To acquire the good will, rights and property and to undertake the whole or any part of the assets and liabilities of any person, firm, association or corporation; to pay for the same in cash, the stock of this company, bonds or otherwise; to hold or in any manner to dispose of the whole or any part of the property so purchased; to conduct in any lawful manner the whole or any part of any business so acquired and to exercise all the powers necessary or convenient in and about the conduct and management of such business.

     To guarantee, purchase or otherwise acquire, hold, sell, assign, transfer, mortgage, pledge or otherwise dispose of leases, shares of the capital stock, bonds or other evidences of indebtedness created by other corporations and while the holder of such stock to exercise all the rights and privileges of ownership, including the right to vote thereon, to the same extent as a natural person might or could do.

     To purchase or otherwise acquire, apply for, register, hold, use, sell or in any manner dispose of and to grant licenses or other rights in and in any manner deal with patents, inventions, improvements, processes, formulas, trade-marks, trade names, rights and licenses secured under letters patent, copyrights or otherwise.

     To enter into, make and perform contracts of every kind for any lawful purpose, with any person, firm, association or corporation, town, city, county, body politic, state, territory, government or colony or dependency thereof.

     To borrow money for any of the purposes of the corporation and to draw, make, accept, endorse, discount, execute, issue, sell, pledge or otherwise dispose of promissory notes, drafts, bills of exchange, warrants, bonds, debentures and other negotiable or non-negotiable, transferable or non-transferable instruments and evidences of indebtedness and to secure the payment thereof and the interest thereon by mortgage or pledge, conveyance or assignment in trust of the whole or any part of the property of the corporation at the time owned or thereafter acquired.

     To purchase, hold, sell and transfer the shares of its capital stock.

     To have one or more offices and to conduct any or all of its operations and business and to promote its objects within or without the State of Delaware, without restriction as to place or amount.

     To carry on any other business in connection therewith.

     To do any or all of the things herein set forth as principal, agent, contractor, trustee or otherwise, alone or in company with others.

     The objects and purposes specified herein shall be regarded as independent objects and purposes and, except where otherwise expressed, shall be in no way limited nor restricted by reference to or inference from the terms of any other clause or paragraph of this certificate of incorporation.

     The foregoing shall be construed both as objects and powers and the enumeration thereof shall not be held to limit or restrict in any manner the general powers conferred on this corporation by the laws of the State of Delaware.

     FOURTH. The total number of shares of stock which this Corporation is authorized to issue is Seventy-five Million Two Hundred Fifty Thousand (75,250,000) shares, all of which total authorized stock shall be of the par value of One Dollar ($1.00) each, amounting to Seventy-five Million Two Hundred Fifty Thousand Dollars ($75,250,000). Of the total authorized stock, One Hundred Twenty-five Thousand (125,000) shares of the stock of the par value of One Dollar ($1.00) per share, amounting to One Hundred Twenty-five Thousand Dollars ($125,000), shall be Class AL Common Stock; One Hundred Twenty-five Thousand (125,000) shares of the stock of the par value of One Dollar ($1.00) per share, amounting to One Hundred Twenty-five Thousand Dollars ($125,000), shall be Class AC Common Stock; and Seventy-five Million (75,000,000) shares of the par value of One Dollar ($1.00) per share, amounting to Seventy-five Million Dollars ($75,000,00), shall be Class A Common Stock. The rights, privileges, and conditions following shall attach to the shares aforesaid, viz:"

     The Board of Directors may fix or alter from time to time the dividend rate on the shares of common stock of any class, and may declare dividends on any class of common stock and not declare dividends on another class of common stock, and may declare dividends on one class of common stock at a different rate than that declared on another class of common stock; provided, however, that the Board of Directors shall not declare a dividend on the Class AL Common Stock and Class AC Common Stock at a higher rate than the dividend declared on Class A Common Stock; and provided further that whenever dividends are declared on the Class AL Common Stock, dividends at the same rate shall be declared on the Class AC Common Stock, and whenever dividends are declared on the Class AC Common Stock, dividends at the same rate shall be declared on the Class AL Common Stock; and provided further that if the Board of Directors shall declare dividends payable in shares of the Company's stock of any class, then all of the holders of common stock shall be considered as one class, and the holders of all the common stock shall be entitled to participate ratably, share for share, and without preference of any class over the other stock dividend so declared.

     The holders of Class AL Common Stock shall be entitled to all of the rights and privileges pertaining to common stock without any limitations, prohibitions, restrictions, or qualifications except that the holder or holders of said Class AL Common Stock, in the election of Directors, shall have the right to vote for and elect four of the nine Directors, hereinafter provided for, but only one director so elected by said Class AL Common Stock can be a full time employee of the Corporation.

     The holders of Class AC Common Stock shall be entitled to all of the rights and privileges pertaining to common stock without any limitations, prohibitions, restrictions, or qualifications except that the holder or holders of said Class AC Common Stock, in the election of Directors, shall have the right to vote for and elect five of the nine Directors hereinafter provided for, but only two directors so elected by said Class AC Common Stock can be full time employees of the Corporation.

     Agreements or other writings of or among the record holder or holders of voting stock of this Corporation, which restrict or limit the transferability or alienability of all or any part of any class of their voting stock of this Corporation, shall be binding upon this Corporation, whether the Corporation is a party thereto or not, provided such restriction(s) or limitation(s) does not restrain absolutely or unreasonably the transferability or alienability of such stock, and provided further that notice of such restriction(s) or limitation(s) is given to the Corporation by delivery to it, at its principal place of business, of an executed copy of such agreement(s) or other writing subscribed to by the record holders of the stock affected thereby. From and after the receipt of the notice aforesaid, no voting stock of this Corporation affected by such agreement(s) or other writing shall be transferred upon the books of the Corporation or reissued by the Corporation except in conformity with such agreement(s) or other writing.

     The holders of Class A Common Stock shall be entitled to all of the rights and privileges pertaining to common stock without limitations, prohibitions, restrictions, or qualifications, except that the holder or holders of Class A Common Stock SHALL HAVE NO VOTING POWERS WHATSOEVER and they shall not be entitled to notice of meetings of stockholders of the Corporation. No holder of Class A Common Stock of this Corporation shall have any preemptive or preferential rights of subscription to any shares of any class of stock in this Corporation, whether now or hereafter authorized, and no holder of any common stock of this Corporation shall have any preemptive or preferential rights of subscription to any shares of the Class A common stock of this Corporation, whether now or hereafter authorized and the Class A Common Stock (but not the other classes of the common stock) may be sold or issued to such person or persons as the Board of Directors may determine.

     At no time shall any shares of Class AC Common Stock be issued unless at the same time a like number of shares of Class AL Common Stock be issued, nor shall any shares of Class AL Common Stock be issued unless at the same time a like number of shares of Class AC Common Stock be issued. The holders of the Class AC Common Stock shall at all times have preemptive rights of subscription to any shares of said Class AC Common Stock hereafter authorized, and the holders of the Class AL Common Stock shall at all times have preemptive rights of subscription to any shares of the said Class AL Common Stock hereafter authorized. Nothing herein contained shall impair or affect the preemptive rights of the Class AL Common stockholders or of the Class AC Common stockholders in respect to the issuance of said Class AL Common Stock and said Class AC Common Stock. At no time shall the preemptive rights of the Class AL Common stockholders or of the Class AC Common stockholders in respect to the issuance of the said Class AL Common Stock and the said Class AC Common Stock be impaired or affected. None of the provisions of this paragraph shall hereafter be changed except by the affirmative vote of the holders of a majority of the issued and outstanding shares of the Class AL Common Stock and the affirmative vote of the holders of a majority of the issued and outstanding shares of the Class AC Common Stock.

     The number of Directors of said Corporation is fixed at nine, of which total number so fixed four thereof shall be elected by the holders of Class AL Common Stock and five thereof shall be elected by the holders of the Class AC Common Stock. The holder or holders of each of said classes of voting stock shall have the right to remove, by a majority vote and without assigning any cause, the respective Director or Directors elected by the holders of such class of stock and fill the vacancy caused by the removal, resignation, or death, or other contingency affecting such Director or Directors. In case any one or more Directors be so removed, new Directors may be elected at the same meeting by the class of stockholders removing said Director or Directors. The holders of at least 20% of the class of voting stock seeking the removal of the respective Director or Directors elected by such class or seeking to fill a vacancy among the respective Director or Directors elected by such class, shall have the right to call a special meeting of the stockholders of the Corporation to accomplish this purpose. At a special meeting so called the holders of a majority of the class of stock outstanding and entitled to vote seeking the election or removal of its respective Director of (sic) Directors shall constitute a quorum, and the only business which shall be taken up is the election or removal of the Director or Directors as set forth above.

     The property and business of the corporation shall be managed and controlled by the Board of Directors. The Directors need not be stockholders. The presence of six Directors shall be required to form a quorum for the conduct of any business of the corporation, provided, however, that where a waiver of notice of meeting is signed by all nine Directors, five Directors shall constitute a quorum for the conduct of the business of the corporation set forth specifically in said waiver of notice of meeting. In the event of a lack of a quorum where no waiver of notice has been signed, the President or a majority in interest of the Directors present, in person or by proxy, may adjourn the meeting and then direct the Secretary of the corporation to call another meeting of the Directors upon ten days' notice given by certified mail, return receipt requested, to each of the Directors at his or her last known post office address. At this adjourned meeting five Directors shall constitute a quorum, and any business may be transacted which might have been transacted at the meeting originally called.

     FIFTH. The minimum amount of capital with which it will commence business is one thousand dollars ($l,000).

     SIXTH. The name and place of residence of each of the incorporators are as follows:

         NAME         RESIDENCE

     S. L. Mackey     Wilmington, Delaware
     J. Skrivan       Wilmington, Delaware
     C. O. Layman     Wilmington, Delaware

     SEVENTH.  This corporation is to have perpetual existence.

     EIGHTH. The private property of the stockholders shall not be subject to the payment of corporate debts to any extent whatever.
                                 66
     NINTH. In furtherance and not in limitation of the powers conferred by the laws of the State of Delaware, the board of directors is expressly authorized:

     To make, alter, amend and repeal the by-laws;

     To set apart out of any of the funds of the corporation available for dividends a reserve or reserves for any proper purpose and to alter or abolish any such reserve; to authorize and cause to be executed mortgages and liens upon the property and franchises of this corporation.

     To designate, by resolution passed by a majority of the whole board, one or more committees, each to consist of two or more directors, which committees, to the extent provided in such resolution or in the by-laws of the corporation, shall have and may exercise any or all of the powers of the board of directors in the management of the business and affairs of this corporation and have power to authorize the seal of this corporation to be affixed to all papers which may require it.

     From time to time to determine whether and to what extent and at what times and places and under what conditions and regulations the books and accounts of this corporation, or any of them other than the stock ledger, shall be open to the inspection of the stock-holders, and no stockholder shall have any right to inspect any account or book or document of the corporation, except as conferred by law or authorized by resolution of the directors or of the stockholders.

     To sell, lease or exchange all of its property and assets, including its good will and its corporate franchises, upon such terms and conditions and for such consideration, which may be in whole or in part shares of stock in, and/or other securities of, any other corporation or corporations, when and as authorized by the affirmative vote of the holders of a majority of the stock issued and outstanding having voting power given at a stockholders' meeting duly called for that purpose, or when authorized by the written consent of the holders of a majority of the voting stock issued and outstanding.

     This corporation may in its by-laws confer powers additional to the foregoing upon the directors, in addition to the powers and authorities expressly conferred upon them by law.

     TENTH. If the by-laws so provide, the stockholders and directors shall have power to hold their meetings, to have an office or offices and to keep the books of this corporation (subject to the provisions of the statute) outside of the State of Delaware at such places as may from time to time be designated by the by-laws or by resolution of the directors.

     ELEVENTH. This corporation reserves the right to amend, alter, change or repeal any provision contained in this certificate of incorporation in the manner now or hereafter prescribed by law and all rights conferred on officers, directors and stockholders herein are granted subject to this reservation.

     TWELFTH. No director of the Corporation shall be liable to the Corporation or its stockholders for monetary damages for breach of
                                 67
fiduciary duty as a director; provided, however, that the foregoing clause shall not apply to any liability (a) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (c) under Section 174 of the General Corporation Law of the State of Delaware, or (d) for any transaction from which the director derived an improper personal benefit.

     WE, THE UNDERSIGNED, being all of the incorporators, for the purpose of forming a corporation, in pursuance of an Act of the Legislature of the State of Delaware entitled "An Act Providing a General Corporation Law" (approved March 10, l899) and the acts amendatory thereof and supplemental thereto, do make and file this certificate of incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly hereunto have set our respective hands and seals this nineteenth day of December, A.D. l935.

In the Presence of      S. L. MACKEY          (SEAL)

JOHN W. GAILEY          J. SKRIVAN            (SEAL)

                        C. O. LAYMAN          (SEAL)
                                       -9-


STATE OF DELAWARE    )
                     :   SS.
COUNTY OF NEW CASTLE )

     BE IT REMEMBERED, that on this nineteenth day of December, A.D. l935, personally appeared before me, the subscriber, a notary public for the State and County aforesaid, S. L. Mackey, J. Skrivan and C. O. Layman, all the parties to the foregoing certificate of incorporation known to me personally to be such, and severally acknowledged the said certificate to be their act and deed respectively, and that the facts therein stated were truly set forth.

     GIVEN under my hand and seal of office the day and year aforesaid.

          JOHN W. GAILEY
          Notary Public

JOHN W. GAILEY
NOTARY PUBLIC
APPOINTED JAN. 17, l935
TERM OF OFFICE 2 YEARS
STATE OF DELAWARE

                                  EXHIBIT 3. (ii)

                                  B Y - L A W S

                                 GIANT FOOD INC.

                                    OFFICES

     1. The registered office shall be at 11th Fl., Rodney Square North, in the City of Wilmington, County of New Castle and State of Delaware. The agent in charge of said office, upon whom process against the Corporation may be served, is Corporation Guarantee and Trust Company.

     2. The Corporation may also have an office at 6300 Sheriff Road, Landover, Maryland, and also offices at such other places as the Board of Directors may from time to time appoint or the business of the Corporation may require.

                                 CORPORATE SEAL

     3. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its incorporation and the words "Incorporated Delaware."

                           MEETINGS OF STOCKHOLDERS

     4. The annual meeting of stockholders for the election of Directors shall be held on the first Thursday after Labor Day in each year after the year 1959, or if that day be a legal holiday, on the next succeeding secular day, at two o'clock in the afternoon, at which meeting they shall select by ballot, by cumulative vote, a Board of Directors and may transact such other business as may come before the meeting.

     5. Special meetings of the stockholders may be called at any time by the President and shall be called by the President or Secretary on the request in writing or by vote of two of the Directors or at the request in writing of stockholders of record owning a total of a least twenty percent in amount of the capital stock outstanding and entitled to vote.

     6. All meetings of the stockholders for the election of Directors shall be held at such place within the District of Columbia or the State of Maryland as may from time to time be fixed by the Board of Directors. All other meetings of the stockholders shall be held at such place or places, within or without the State of Delaware as may from time to time be fixed by the Board of Directors or as shall be specified and fixed in the respective notices or waivers of notice thereof.

     7. No change of the time or place of a meeting for the election of Directors, as fixed by the By-Laws, shall be made within sixty days next before the day on which such election is to be held. In case of any change in such time or place for such election of Directors, notice thereof shall be given to each stockholder entitled to vote in person, or mailed to his last known post office address, at least twenty days before the election is held.

     8. A complete list of stockholders entitled to vote, arranged in alphabetical order, shall be prepared by the Secretary and shall be open to the examination of any stockholder entitled to vote at the place of election, for ten days prior thereto, and during the whole time of the election.

     9. Each stockholder entitled to vote shall, at every meeting of the stockholders, be entitled to one vote in person or by proxy, signed by him, for each share of voting stock held by him, but no proxy shall be voted on and after three years from its date, unless it provides for a longer period. Such right to vote shall be subject to the right of the Board of Directors to close the transfer books or to fix a record date for voting stockholders as hereinafter provided and if the Directors shall not have exercised such right, no share of stock shall be voted on at any election for Directors which shall have been transferred on the books of the Corporation within twenty days next preceding such election.

     10. Notice of all meetings shall be given by certified mail, return receipt requested, by the Secretary to each stockholder of record entitled to vote, at his or her last known post office address, for annual and special meetings ten days prior thereto.

     11. The holders of sixty (60%) percent of the stock outstanding and entitled to vote shall constitute a quorum. In the event of the lack of a quorum the Chairman of the meeting or a majority in interest of the stockholders present in person or represented by proxy may adjourn the meeting and then direct the Secretary of the Corporation to call another meeting of the stockholders upon seven days notice given by certified mail, return receipt requested, to each stockholder of record entitled to vote at his or her last known post office address. At this adjourned meeting a majority of the stock outstanding and entitled to vote shall constitute a quorum. At any such adjourned meeting at which there is present a majority of the stock outstanding and entitled to vote, any business may be transacted which might have been transacted at the meeting originally called.

     12. The number of Directors of said Corporation is fixed at nine, of which total number so fixed four thereof shall be elected by the holders of Class AL Common Stock and five thereof shall be elected by the holders of Class AC Common Stock.

     13. The property and business of the Corporation shall be managed and controlled by the Board of Directors. The Directors need not be stockholders. The presence of six Directors shall be required to form a quorum for the conduct of any business of the Corporation, provided, however, that where a waiver of notice of meeting is signed by all nine Directors, five Directors shall constitute a quorum for the conduct of the business of the Corporation set forth specifically in said waiver of notice of meeting. In the event of a lack of a quorum where no waiver of notice has been signed, the President or a majority in interest of the Directors present, in person or by proxy, may adjourn the meeting and then direct the Secretary of the Corporation to call another meeting of the Directors upon ten days' notice given by certified mail, return receipt requested, to each of the Directors at his or her last known post office address. At this adjourned meeting five Directors shall constitute a quorum, and any business may be transacted which might have been transacted at the meeting originally called.
                                 70
                               POWERS OF DIRECTORS

     14. The Board of Directors shall have, in addition to such powers as are hereinafter expressly conferred on it, all such powers as may be exercised by the Corporation, subject to the provisions of Statute, the Certificate of Incorporation and the By-Laws.

     The Board of Directors shall have the power:

     (a) To purchase or otherwise acquire property, rights or privileges for the Corporation, which the Corporation has power to take, at such prices and on such terms as the Board of Directors may deem proper.

     (b) To pay for such property, rights or privileges in whole or in part with money, stock, bonds, debentures or other securities of the Corporation, or by the delivery of other property of the Corporation.

     (c) To create, make and issue mortgages, bonds, deeds of trust, trust agreements and negotiable or transferable instruments and securities, secured by mortgages or otherwise, and to do every other act and thing necessary to effectuate the same.

     (d) To grant, purchase, or otherwise acquire, hold, sell, assign, transfer, mortgage, pledge, or otherwise dispose of, leases, capital stock, bonds, or other evidences of indebtedness created by other corporations.

     (e) To appoint agents, clerks, assistants, factors, employees and trustees, and to dismiss them at its discretion, to fix their duties and emoluments and to change them from time to time and to require security as it may deem proper.

     (f) To confer on any officer of the Corporation the power of selecting, discharging or suspending such employees.

     (g) To determine by whom and in what manner the Corporation's bills, notes, receipts, acceptances, endorsements, checks, and releases, contracts, or other documents shall be signed.

                              MEETINGS OF DIRECTORS

     15. After each annual election of Directors the newly elected Directors may meet for the purpose of organization, the election of officers, and the transaction of other business at such place and time as shall be fixed by the stockholders at the annual meeting, and, if a quorum of the Directors be present at such a place and time, no prior notice of such meeting shall be required to be given to the Directors. The place and time of such meetings may also be fixed by written consent of the Directors.

     16. Regular meetings of the Directors shall be held quarter-annually at the office of the Corporation at 6300 Sheriff Road, Landover, Maryland, or elsewhere and at other times as may be fixed by resolution of the Board. Ten (10) days notice of regular meetings shall be required.

     17. Special meetings of the Directors may be called by the President on seven days' notice in writing given by certified mail, return receipt requested, to each Director and shall be called by the President in like manner on the written request of the Directors.

     18. Special meetings of the Directors may be held within or without the State of Delaware at such place as is indicated in the notice or waiver of notice thereof.

     19. The presence of six of the Directors shall be required to constitute a quorum. In the event of the lack of a quorum as set forth above, the President or a majority in interest of the Directors present in person or by proxy may adjourn the meeting and then direct the Secretary of the Corporation to call another meeting of the Directors upon ten days' notice given by certified mail, return receipt requested, to each of the Directors at his or her last known post office address. At this adjourned meeting five Directors shall constitute a quorum, and any business may be transacted which might have been transacted at the meeting originally called.

                                  COMMITTEES

     20. From time to time the Board may appoint from their own number any committee or committees for any purpose, which shall have such powers as shall be specified in the resolution of appointment.

                         COMPENSATION OF DIRECTORS AND
                            MEMBERS OF COMMITTEES

     21. Directors and members of standing committees shall receive such compensation for attendance at such regular or special meetings as the Board shall from time to time prescribe.

                         OFFICERS OF THE CORPORATION

     22. The officers of the Corporation shall be a President, an Executive Vice President, such Senior Vice Presidents and other Vice Presidents as may be chosen by the Board of Directors, a Secretary, a Treasurer, and such assistant treasurers, assistant secretaries and other officers as may from time to time be chosen by the Board of Directors.
No officer need be a Director of the Corporation.


     23. The officers of the Corporation shall hold office until their successors are chosen and qualify in their stead. Any officer chosen or appointed by the Board of Directors may be removed either with or without cause at any time by the affirmative vote of a majority of the whole Board of Directors. If the office of any officer or officers becomes vacant for any reason, the vacancy shall be filled by the affirmative vote of a majority of the whole Board of Directors.

                             CHAIRMAN OF THE BOARD

     24. The Board of Directors may elect a Chairman of the Board who shall preside at meetings of the stockholders and of the Board of Directors and shall perform such other duties as may be prescribed by the Board of Directors.

                            DUTIES OF THE PRESIDENT

     25. The Corporation shall have a President who shall be the chief executive officer of the Corporation. He shall have the general duties and powers of supervision usually vested in the offices of president and chief executive officer of a corporation. It shall be his duty to see that all orders and resolutions of the Board of Directors are carried into effect, and to perform such other duties as may be prescribed by the Board of Directors. He shall also preside at all meetings of the Stockholders and of the Board of Directors unless a Chairman of the Board has been elected.

                           EXECUTIVE VICE PRESIDENT

     26. The Corporation shall have an Executive Vice President who shall be the chief operating officer of the Corporation. As the chief operating officer, he shall report directly to the President and shall oversee the operational activities of the Corporation. In the absence or disability of the President, the Executive Vice President shall be vested with all the powers and required to perform all the duties of the President.

                SENIOR VICE PRESIDENTS AND OTHER VICE PRESIDENTS

     27. The Corporation shall have a Senior Vice President who shall be the chief administrative officer of the Corporation. As the chief administrative officer, he shall report directly to the President and shall oversee the non-operational activities of the Corporation.

     All other Senior Vice Presidents and other Vice Presidents who shall be elected by the Board of Directors, shall have the powers and shall perform such duties as may be prescribed by the Board of Directors or by the President.

                                   SECRETARY

     28. The Secretary shall attend all meetings of the Corporation, the Board of Directors, and standing committees. He shall act as clerk thereof and shall record all of the proceedings of such meetings in a book kept for that purpose. He shall give proper notice of meetings of stockholders and directors and shall perform such other duties as shall be assigned to him by the President or the Board of Directors.

                             ASSISTANT SECRETARY

     29. The Assistant Secretary shall be vested with all the powers and required to perform all of the duties of the Secretary in his absence or disability, and shall perform such other duties as may be prescribed by the Board of Directors.

                                TREASURER

     30. The Treasurer shall have custody of the funds and securities of the Corporation and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors.

     He shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and Directors, whenever they may require it, an account of all of his transactions as Treasurer and of the financial condition of the Corporation, and at the regular meeting of the Board next preceding the annual stockholders' meeting, a like report for the preceding year.

     He shall keep an account of stock registered and transferred in such manner and subject to such regulation as the Board of Directors may prescribe.

     He shall give the Corporation a bond, if required by the Board of Directors, in such sum and in form and with security satisfactory to the Board of Directors for the faithful performance of the duties of his office and the restoration to the Corporation, in case of his death, resignation, or removal from office, of all books, papers, vouchers, money, and other property of whatever kind in his possession, belonging to the Corporation. He shall perform such other duties as the Board of Directors may from time to time prescribe or require.

                           ASSISTANT TREASURER

     31. The Assistant Treasurer shall be vested with and shall have such of the Treasurer's powers as may be delegated to him by the Board of Directors, and from time to time he shall perform such duties and have such powers as are assigned to him by the Board of Directors.

                  DUTIES OF OFFICERS MAY BE DELEGATED

     32. In case of the absence or disability of any officer of the Corporation or for any other reason deemed sufficient by a majority of the Board, the Board of Directors may delegate his powers or duties to any other officer or to any Director for the time being.

                        CERTIFICATES OF STOCK

     33. Certificates of stock of the Corporation shall be signed by, or in the name of the Corporation by, the president or a vice president, and the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the Corporation. If such certificate is countersigned (l) by a transfer agent other than the Corporation or its employee, or (2) by a registrar other than the Corporation or its employee, then any other signature on the certificate may be a facsimile. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent, or registrar at the date of issue.

                             LOSS OF CERTIFICATE

     34. Any person claiming a certificate of stock to be lost or destroyed shall make an affidavit or affirmation of that fact and advertise the same in such manner as the Board may require, and shall give the Corporation a bond of indemnity in form and with one or more sureties satisfactory to the Board, in at least double the value of such certificate, whereupon the proper officers may issue a new certificate of the same tenor with the one alleged to be lost or destroyed, but always subject to the approval of the Board. A new certificate may be issued without requiring bond when, in the judgment of the Directors, it is proper to do so.

                       INSPECTION OF BOOKS AND ACCOUNTS

     35. The books, accounts, and records of the Corporation shall be open to inspection by any member of the Board of Directors at all times; stockholders may, in the discretion of the Board, and for a proper cause, inspect the books of the Corporation at such reasonable times as the Board of Directors may by resolution designate.

                         DIRECTOR'S ANNUAL STATEMENT

     36. The Board of Directors shall present at each annual meeting, and when called for by the stockholders at any special meeting of the stockholders, a full and clear statement of the business and condition of the Corporation.

                              TRANSFER OF STOCK

     37. All transfers of stock of the Corporation shall be made upon its books by the holder of the shares in person or by his lawfully constituted representative, upon surrender of certificates of stock for cancellation. No voting stock of the Corporation shall be transferred upon the books of the Corporation except in conformity with agreements or other writings, if any, of or among the record holder or holders of voting stock of this Corporation made in conformity with the applicable provisions of its Articles of Incorporation.

                        CLOSING OF TRANSFER BOOKS

     38. The Board of Directors shall have powers to close the stock transfer books of the Corporation for a period not exceeding fifty days preceding the date of any meeting of stockholders, or the date for payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, or for a period of not exceeding fifty days in connection with obtaining the consent of stockholders for any purpose; provided, however, that in lieu of closing the stock transfer books as aforesaid, the By-Laws may fix or authorize the Board of Directors to fix in advance a date not exceeding fifty days for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, or a date in connection with obtaining such consent, as a record date for the determination of the stockholders entitled to notice of, and to vote, at any such meeting and any adjournment thereof, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect to any such change, conversion, or exchange of capital stock, or to give such consent, and in such cases such stockholders as shall be stockholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting and any adjournment thereof, or to receive payment of such dividend, or to receive such allotment of rights, or to exercise such rights, or to give such consent, as the case may be, notwithstanding any transfer of any stock on the books of the Corporation after any such record date fixed as aforesaid.

                            STOCKHOLDERS OF RECORD

     39. The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and accordingly shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person whether or not it shall have express or other notice thereof, save as expressly provided by the Laws of Delaware.

                                FISCAL YEAR

     40. The fiscal year of the Corporation, which commenced April 30, 1972 shall close on February 24, 1973, the last Saturday in February of 1973. Thereafter, the fiscal year of the Corporation shall commence on the first day after the last Saturday in February and shall close on the last Saturday in February of the next.

                                DIVIDENDS

     41. The Board of Directors may from time to time declare, and the Corporation may pay dividends on its outstanding shares of stock in the manner and upon the terms and conditions provided by law and its Articles of Incorporation.

                            CHECKS FOR MONEY

     42. All checks, drafts, or orders for the payment of money shall be signed by the Treasurer or by such other officer or officers as the Board of Directors may from time to time designate. No check shall be signed in blank.

                            BOOKS AND RECORDS

     43. The books, accounts, and records of the Corporation, except as otherwise required by the Laws of the State of Delaware, may be kept within or without the State of Delaware, at such place or places as may from time to time be designated by the By-Laws or by resolution of the Directors.

                                 NOTICES

     44. Notice required to be given under the provisions of these By-Laws to any director, officer, or stockholder shall not be construed to mean personal notice, but may be given in writing by depositing the same in a post office or letter box, in a post-paid sealed wrapper, addressed to such stockholder, officer, or director at such address as appears on the books of the Corporation, and such notice shall be deemed to be given at the time when the same shall be thus mailed. Any stockholder, officer, or director may waive, in writing, any notice required to be given under these By-Laws, whether before or after the time stated therein.

                          AMENDMENTS OF BY-LAWS

     45. These By-Laws may be amended, altered, repealed, or added to at any regular meeting of the stockholders or at any special meeting of the stockholders called for that purpose, by affirmative vote of a majority of the stock issued and outstanding and entitled to vote.

                   INDEMNIFICATION OF DIRECTORS OF OFFICERS

     46. The Corporation shall, to the full extent permitted by the provisions of the Delaware General Corporation Law, indemnify directors and officers of the Corporation. Persons who are not directors or officers of the Corporation may be indemnified by the Corporation to the extent permitted by the provisions of the Delaware General Corporation Law. The rights of indemnification hereunder shall not be exclusive of any other rights to which those indemnified may be entitled under any agreement, insurance policy or otherwise."

                 CONTRACTS BETWEEN CORPORATION AND OTHER
              ORGANIZATION WITH COMMON DIRECTORS OR OFFICERS

     47. No contract or other transaction between this Corporation and any other association, firm or organization shall in any way be affected or invalidated by the fact that any of the directors or officers of this Corporation are pecuniarily or otherwise interested in, or are directors or officers of such other association, firm, or Corporation; any director or officer of this Corporation individually may be a party to or may be pecuniarily or otherwise interested in, any contract or transaction of this Corporation; and any director of the Corporation who is also a director or officer of such other Corporation, or who is so interested, may be counted in determining the existence of a quorum at any meeting of the Board of Directors of the Corporation which shall authorize or confirm any such contract or transaction and may vote thereat to authorize or confirm any such contract or transaction with like force and effect as if he were not such director or officer of such Corporation or not so interested; and each and every person who may become a director of officer of this Corporation is hereby relieved from any liability that might otherwise exist from thus contracting with this Corporation for the benefit of himself or any person, firm, association or Corporation in which he may be any wise interested.

                                EXHIBIT 10.6


                               GIANT FOOD INC.

                9.60% PROMISSORY NOTES DUE OCTOBER 15, 2001

                             __________________


                               NOTE AGREEMENT

                                    with

                      THE PRUDENTIAL INSURANCE COMPANY
                                 OF AMERICA





                           Dated:   October 28, 1986






                                                        TABLE OF CONTENTS
                             (Not Part of Agreement)



                                                                     Page


1.    Authorization of Issue of Notes . . . . . . . . . . . . . . . .  3

2.    Purchase and Sale of Notes . . . . . . . . . . . . . . . . . .   3

3.    Conditions of Closing . . . . . . . . . . . . . .  . . . . . .   4
      3A.     Opinion of Purchaser's Special Counsel  . . . . . . . .  4
      3B.     Opinion of Company's Counsel . . . . . . . . . . . . .   4
      3C.     Representations and Warranties; No Default . . . . . .   5
      3D.     Accountants' Certificate . . . . . . . . . . . . . . .   5
      3E.     Purchase Permitted by Applicable Laws. . . . . . . . .   5
      3F.     Proceedings . . . . . . . . . . . . . . . . . . . . . .  5

4.    Prepayments . . . . . . . . . . . . . . . . . . . . . . . . . .  5
      4A.     Required Prepayments . . . . . . . . . . . . . . . . .   5
      4B.     Annual Optional Prepayment Without Premium . . . . . .   6
      4C.     Optional Prepayment in Whole or in Part With Premium .   6
      4D.     Notice of Prepayment . . . . . . . . . . . . . . . . .   6
      4E.     Partial Prepayments . . . . . . . . . . . . . . . . . .  7

                                 79
5.    Affirmative Covenants . . . . . . . . . . . . . . . . . . . . .  7
      5A.     Financial Statements . . . . . . . . . . . . . . . . .   7
      5B.     Inspection of Property . . . . . . . . . . . . . . . .   8
      5C.     Covenant to Secure Notes Equally . . . . . . . . . . .   9

6.    Negative Covenants . . . . . . . . . . . . . . . . . . . . . .   9
      6A.     Working Capital Requirement . . . . . . . . . . . . . .  9
      6B.     Dividend Limitation . . . . . . . . . . . . . . . . . .  9
      6C.     Lien, Debt and Other Restrictions . . . . . . . . . .   10
      6C(l).  Liens . . . . . . . . . . . . . . . . . . . . . . . .   10
      6C(2).  Debt . . . . . . . . . . . . . . . . . . . . . . . . .  11
      6C(3).  Loans, Advances, Investments and Contingent Liabilities 11
      6C(4).  Sale of Stock and Debt of Subsidiaries . . . . . . . .  13
      6C(5).  Merger and Sale of Assets . . . . . . . . . . . . . . . 13
      6C(6).  Lease Rentals . . . . . . . . . . . . . . . . . . . . . 14
      6C(7).  Sale and Lease-Back . . . . . . . . . . . . . . . . . . 14
      6C(8).  Sale or Discount of Receivables . . . . . . . . . . . . 14
      6C(9).  Certain Contracts . . . . . . . . . . . . . . . . . . . 14
      6D.     Issuance of Stock by Subsidiaries . . . . . . . . . . . 15

7.    Events of Default . . . . . . . . . . . . . . . . . . . . . . . 15

8.    Representations and Warranties . . . . . . . . . . . . . . . .  17
      8A.     Organization and Qualification . . . . . . . . . . . .  17
      8B.     Financial Statements . . . . . . . . . . . . . . . . .  17
      8C.     Actions Pending . . . . . . . . . . . . . . . . . . . . 18
      8D.     Outstanding Debt . . . . . . . . . . . . . . . . . . .  18
      8E.     Title to Properties . . . . . . . . . . . . . . . . . . 18
      8F.     Taxes . . . . . . . . . . . . . . . . . . . . . . . . . 18
      8G.     Conflicting Agreements and Other Matters . . . . . . .  19
      8H.     Offering of Notes . . . . . . . . . . . . . . . . . . . 19
      8I.     Regulation G, etc . . . . . . . . . . . . . . . . . . . 19
      8J.     Pollution and Other Regulations . . . . . . . . . . . . 20
      8K.     ERISA . . . . . . . . . . . . . . . . . . . . . . . . . 20
      8L.     Governmental Consent . . . . . . . . . . . . . . . . .  20
      8M.     Disclosure . . . . . . . . . . . . . . . . . . . . . .  21

9.    Representation of the Purchaser . . . . . . . . . . . . . . .   21

10.   Definitions . . . . . . . . . . . . . . . . . . . . . . . . .   21

11.   Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . .   23
      11A.    Home Office Payment . . . . . . . . . . . . . . . . .   23
      11B.    Expenses . . . . . . . . . . . . . . . . . . . . . . .  24
      11C.    Consent to Amendments . . . . . . . . . . . . . . . .   24
      11D.    Provisions Applicable if Any Note Sold . . . . . . . .  24
              11D(l).  Notices to Subsequent Holder . . . . . . . .   25
              11D(2).  Pro Rata Payments . . . . . . . . . . . . . .  25
              11D(3).  Consent by Holders of 66-2/3% . . . . . . . .  25
      11E.    Form, Registration, Transfer and Exchange of Notes . .  25
      11F.    Persons Deemed Owners . . . . . . . . . . . . . . . .   26
      11G.    Survivor of Representations and Warranties . . . . . .  26
      11H.    Successors and Assigns . . . . . . . . . . . . . . . .  26
      11I.    Notices . . . . . . . . . . . . . . . . . . . . . . .   26

      11J.    Descriptive Headings . . . . . . . . . . . . . . . . .  27
      11K.    Satisfaction Requirement . . . . . . . . . . . . . . .  27
      11L.    Governing Law . . . . . . . . . . . . . . . . . . . .   27
      11M.    Counterparts . . . . . . . . . . . . . . . . . . . . .  27
      11N.    Amendment of Existing Agreement  . . . . . . . . . . .  27

                              GIANT FOOD INC.
                              P.O. Box 1804
                         Washington, D.C. 20013

                                   October 28, 1986

The Prudential Insurance Company
    of America
Three Gateway Center
100 Mulberry Street
Newark, New Jersey 07102

     Attention:     Senior Managing Director in Charge
                    of the Capital Markets Group

Gentlemen:

     The undersigned, GIANT FOOD INC. (herein called the "Company"), hereby agrees with you as follows:

     1. Authorization of Issue of Notes. The Company will authorize the issue of its promissory notes (herein, together with any notes which may be issued hereunder in substitution therefor, called the "Notes") in the aggregate principal amount of $50,000,000, to be dated the date of issue thereof, to mature October 15, 2001, to bear interest on the unpaid balances thereof from the date thereof until the principal thereof shall become due and payable at the rate of 9.60% per annum, and to be substantially in the form of Exhibit A hereto attached. The term "Note" shall mean one of the Notes.

     2. Purchase and Sale of Notes. The Company hereby agrees to sell to you and, subject to the terms and conditions herein set forth, you agree to purchase from the Company two Notes each registered in your name, the first in the principal amount of $48,000,000 and the second in the principal amount of $2,000,000, at 100% of the respective principal amounts thereof. The Company will deliver both Notes to you at the offices of White & Case, 1155 Avenue of the Americas, New York, New York, against payment of the purchase price thereof by transfer of immediately available funds to The National Bank of Washington, Washington, D.C. for credit to the Company's account, No. 0 000 795, at such bank on the date of closing with respect to such Notes, which shall be October 28, 1986, or such earlier date as the Company may designate to you by not less than 5 days' notice in writing.

     3. Conditions of Closing. Your obligation to purchase and pay for the Notes is subject to the satisfaction, on or before the date of closing, of the following conditions:
                                 81
          3A.      Opinion of Purchaser's Special Counsel.  You shall
have received from Messrs. White & Case, who are acting as special counsel for you in connection with this transaction, a favorable opinion satisfactory to you as to: (i) the due organization, existence and good standing of the Company; (ii) the due authorization (including any consent of stockholders required by law or by the charter or by-laws of the Company), execution and delivery and the validity of this Agreement and the Notes; (iii) the absence of any requirement to register the Notes under the Federal Securities Act of 1933, as amended; and (iv) such other matters incident to the matters herein contemplated as you may reasonably request, including the form of all papers and the validity of all proceedings. Such opinion shall also state that, based upon such investigation and inquiry as is deemed relevant and appropriate by such counsel, the opinion referred to in paragraph 3B is satisfactory in form and scope to such counsel and, while such investigation and inquiry into the matters covered by such opinion (other than the matters specified in clauses (ii) and (iii) above) were not sufficient to enable such counsel independently to render such opinion, nothing has come to the attention of such counsel which has caused it to question the legal conclusions expressed in the opinion referred to in paragraph 3B and such counsel believe that you are justified in relying on such opinion.

          3B.     Opinion of Company's Counsel.  You shall have received
from Messrs. Finley, Kumble, Wagner, Heine, Underberg, Manley, Myerson & Casey, counsel for the Company, a favorable opinion satisfactory to you and your special counsel as to the matters specified in paragraph 3A and as to: (i) the due organization, existence and good standing of each Subsidiary; (ii) the corporate power of the Company and each Subsidiary to carry on their respective businesses as then being conducted; (iii) the due qualification of the Company and each Subsidiary as a foreign corporation to transact business and the good standing of each in each jurisdiction where the ownership of property or the nature of the respective businesses transacted by each makes such qualification necessary; (iv) the procurement of, or the non-necessity of, any consent or approval of or other action by any court or administrative or governmental body in connection with the execution and delivery of this Agreement and the issuance and sale of the Notes; and (v) the execution and delivery of this Agreement and the Notes, the offering, issuance and sale of the Notes and fulfillment of and compliance with the respective provisions hereof and thereof not conflicting with, or resulting in a breach of the terms, conditions or provisions of, or constituting a default under, or resulting in any violation of, or resulting in the creation of any Lien upon any of the properties or assets of the Company or any Subsidiary pursuant to, or requiring any authorization, consent, approval, exemption or other action by or any notice to or filing with any court or administrative or governmental body (other than routine filings after the date of such opinion with the Securities and Exchange Commission and/or State Blue Sky authorities) pursuant to, the charter or by-laws of the Company or any of its Subsidiaries, any applicable law (including any securities or Blue Sky law), statute, rule or regulation or (insofar as is known to such counsel after having made due inquiry with respect thereto) any agreement, instrument, order, judgment or decree to which the Company or any of its Subsidiaries is subject.

          3C.     Representations and Warranties; No Default.  The
representations and warranties contained in paragraph 8 shall be true on and as of the date of closing, except to the extent of changes caused by the transactions herein contemplated; there shall exist on the date of closing no Event of Default or Default; and the Company shall have delivered to you an Officer's Certificate, dated the date of closing, to both such effects.

          3D.      Accountants' Certificate.  The Company shall have
delivered to you the certificate of Laventhol and Horwath, addressed to you, stating that such firm has reviewed the Federal, State and other income tax returns of the Company and its Subsidiaries filed for all fiscal years which have not been examined and reported on by the taxing authorities or closed by applicable statute, and that, in the opinion of such firm, such returns properly reflect the Federal, State and other income taxes of the Company and its Subsidiaries for the periods covered thereby and the Company has and its Subsidiaries have paid, or set up adequate reserves for the payment of, all Federal, State and other income taxes for such fiscal years.

          3E.     Purchase Permitted by Applicable Laws.  The purchase of
and payment for the Notes to be purchased by you on the date of closing on the terms and conditions herein provided (including the use of the proceeds of such Notes by the Company) shall not violate any applicable law or governmental regulation (including, without limitation, Regulations G, T and X of the Board of Governors of the Federal Reserve System) and shall not subject you to any tax, penalty, liability or other onerous condition under or pursuant to any applicable law or governmental regulation, and you shall have received such certificates or other evidence as you may request to establish compliance with this condition.

          3F.     Proceedings.  All corporate and other proceedings taken
or to be taken in connection with the transactions contemplated hereby and all documents incident thereto shall be satisfactory in substance and form to you and your special counsel, and you and your special counsel shall have received all such counterpart originals or certified or other copies of such documents as you or they may reasonably request.
     4. Prepayments. The Notes shall be subject to prepayment with respect to the required prepayments specified in paragraph 4A and also under any one or more of the circumstances set forth in paragraphs 4B and 4C.

          4A.     Required Prepayments.  Until the Notes shall be paid in
full, the Company shall apply to the prepayment of the Notes, without premium, the sum of $5,000,000 on October 15 in each of the years 1992 to 2001, inclusive, and such principal amounts of the Notes, together with interest thereon to the prepayment dates, shall become due on such prepayment dates.

          4B.     Annual Optional Prepayment Without Premium.  The Notes
shall be subject to prepayment, at the option of the Company, without premium, on any date on which a prepayment is required to be made by the provisions of paragraph 4A, in amounts (multiples of $1,000) not exceeding the amount required to be prepaid on such date pursuant to the provisions of paragraph 4A, such option to be non-cumulative, provided that the aggregate amount of prepayments under this paragraph 4B, shall not exceed $10,000,000.

          4C.     Optional Prepayment in Whole or in Part With Premium.
The Notes shall be subject to prepayment, in whole or from time to time in part (in multiples of $1,000), at the option of the Company, on any interest payment date occurring after October 14, 1996, at the following applicable percentage of the principal amount so prepaid:

          If prepaid during the 12 months' period ending on October 14,

          Year                                   Percentage
          1997                                   103.20
          1998                                   102.40
          1999                                   101.60
          2000                                   100.80
          2001                                   100.00

; provided, however, that the Company may not make prepayment of the Notes pursuant to this paragraph 4C unless in the case of any such prepayment of the Notes, such prepayment is not being made as a part of a refunding or anticipated refunding operation, by the application, directly or indirectly, of borrowed funds either (a) having an interest rate or an interest cost to the Company (computed in accordance with accepted financial practice) of less than 9.60% per annum, or (b) evidenced by obligations having a maturity date earlier than the maturity date of the Notes.

          4D.      Notice of Prepayment.  The Company shall give you
written notice of each prepayment, other than prepayments pursuant to paragraph 4A, not less than 30 days prior to the prepayment date, specifying such prepayment date, the principal amount of the Notes to be prepaid on such date and the paragraph pursuant to which such prepayment is to be made, whereupon the principal amount of the Notes specified in such notice, together with interest thereon to the prepayment date and together with the premium, if any, herein provided, shall become due and payable on the prepayment date.

          4E.     Partial Prepayments.  Upon any partial prepayment of
the Notes, the principal amount and premium, if any, so prepaid shall be allocated to all Notes at the time outstanding in proportion to the outstanding principal amounts thereof, but only in units of $1,000, and to the extent that such proportionate allocation shall not result in an even multiple of $1,000, adjustment may be made by the Company to the end that successive allocations shall result in substantially proportionate payments; provided, however, in the event that any Note is exchanged for Notes in smaller denominations pursuant to paragraph 11E, the amount allocable to the Note exchanged shall be applied on all Notes issued in exchange therefor either pro rata or by lot in any manner approved by the Board of Directors of the Company. Upon any partial prepayment of any Note, such Note shall, at the option of the holder thereof, be either (i) surrendered to the Company in exchange for a new Note in a principal amount equal to the principal amount remaining unpaid on the Note surrendered, and otherwise having the same terms and provisions as the Note surrendered, or (ii) made available to the Company at the principal office of the original holder of such Note for notation thereon of the portion of the principal so prepaid, except that, so long as you shall hold any Note, the Company agrees that you may make notation of any portion of the principal so prepaid on such Note on your records (subject to the provisions of paragraph 11A).

     5.     Affirmative Covenants.

          5A.     Financial Statements.  The Company covenants that, so
long as you shall hold any Note, it will deliver to you in duplicate

          (i) as soon as practicable and in any event within 45 days after the end of each quarterly period (other than the last quarterly period) in each fiscal year, a consolidated profit and loss statement and reconciliation of surplus statement of the Company and its Subsidiaries for the period from the beginning of the current fiscal year to the end of such quarterly period, and a consolidated balance sheet of the Company and its Subsidiaries as at the end of such quarterly period, setting forth in each case in comparative form figures for the corresponding period in the preceding fiscal year, all in reasonable detail and certified by an authorized financial officer of the Company, subject to changes resulting from year-end adjustments;

          (ii) as soon as practicable and in any event within 90 days after the end of each fiscal year, a consolidated profit and loss statement and reconciliation of surplus statement of the Company and its Subsidiaries for such year, and a consolidated balance sheet of the Company and its Subsidiaries as at the end of such year, setting forth in each case in comparative form corresponding figures from the preceding annual audit, all in reasonable detail and satisfactory in scope to you and certified to the Company by independent public accountants of recognized standing selected by the Company whose certificate shall be in scope and substance satisfactory to you;

          (iii) as soon as practicable, copies of all such financial statements and reports as it shall send to its stockholders and of all registration statements and all regular or periodic reports which it is or may be required to file with the Securities and Exchange Commission or any governmental body or agency succeeding to the functions of the Securities and Exchange Commission; and

          (iv) with reasonable promptness, such other financial data as you may reasonably request.

Together with each delivery of financial statements required by clauses
(i) and (ii) above, the Company will deliver to you an Officer's Certificate setting forth (except to the extent specifically set forth in such financial statements) the aggregate amount of interest accrued on Funded and Current Debt of the Company and Subsidiaries (if any) during the fiscal period covered by such financial statements, the aggregate amount of rental payments made during such fiscal period by the Company and Subsidiaries (if any) which were of the kinds subject to the restrictions of paragraph 6C(6) and the aggregate amount of all rental payments made during such period by the Company and Subsidiaries (if any), the dates of the beginning and end of the most recent period of at least 60 consecutive days during which the Company shall have been free from all Current Debt permitted by clause (iii) of paragraph 6C(2), and the aggregate amounts of depreciation on physical property charged on the books of the Company and Subsidiaries (if any) during such fiscal period, and stating that there exists no Event of Default or Default, or, if any such Event of Default or Default exists, specifying the nature thereof, the period of existence thereof and what action the Company proposes to take with respect thereto. Together with each delivery of financial statements required by clause (ii) above, the Company will deliver to you a certificate of said accountants stating that, in making the audit necessary to the certification of such financial statements, they have obtained no knowledge of any Event of Default or Default, or, if any such Event of Default or Default exists, specifying the nature and period of existence thereof. Such accountants, however, shall not be liable to anyone by reason of their failure to obtain knowledge of any such Event of Default or Default. The Company also covenants that forthwith upon the president or chief financial officer of the Company obtaining knowledge of an Event of Default or Default under this Agreement, it will deliver to you an Officer's Certificate specifying the nature thereof, the period of existence thereof, and what action the Company proposes to take with respect thereto. You are hereby authorized to deliver a copy of any financial statement delivered to you pursuant to this paragraph 5A to any regulatory body having jurisdiction over you.

          5B. Inspection of Property. The Company covenants that, so long as you shall hold any Note, it will permit any Person designated by you in writing at your expense, to visit and inspect any of the properties, corporate books and financial records of the Company and its Subsidiaries, and to discuss the affairs, finances and accounts of any of such corporations with the principal officers of the Company, all at such reasonable times and as often as you may reasonably request.

          5C.     Covenant to Secure Notes Equally.  The Company
covenants that, if it or any Subsidiary shall create or assume any Lien upon any of its property or assets, whether now owned or hereafter acquired, other than Liens excepted by the provisions of paragraph 6C(l) (unless prior written consent to the creation or assumption thereof shall have been obtained pursuant to paragraph 11C or paragraph 11D(3) and such consent shall also contain a waiver of the requirements of this paragraph
5C), it will make or cause to be made effective provision whereby the Notes will be secured by such Lien equally and ratably with any and all other Debt thereby secured as long as any such other Debt shall be so secured.

     6.     Negative Covenants.

          6A.     Working Capital Requirement.  The Company covenants
that it will not permit Consolidated Working Capital at any time to be less than $35,000,000.

          6B.     Dividend Limitation.  The Company covenants that it
will not pay or declare any dividend on any class of its stock or make any other distribution on account of any class of its stock, or redeem, purchase or otherwise acquire, directly or indirectly, any shares of its stock (all of the foregoing being herein called "Restricted Payments") except out of Consolidated Net Earnings Available For Restricted Payments. "Consolidated Net Earnings" shall mean consolidated gross revenues of the Company and its Subsidiaries less all operating and non-operating expenses of the Company and its Subsidiaries including all charges of a proper character (including current and deferred taxes on income, provision for taxes on unremitted foreign earnings which are included in gross revenues, and current additions to reserves), but not including in gross revenues any gains (net of expenses and taxes applicable thereto) in excess of losses resulting from the sale, conversion or other disposition of capital assets (i.e., assets other than current assets), any gains resulting from the write-up of assets, any equity of the Company or any Subsidiary in the undistributed earnings of any corporation which is not a Subsidiary, any earnings of any corporation acquired by the Company or any Subsidiary through purchase, merger or consolidation or otherwise for any year prior to the year of acquisition, or any deferred credits representing the excess of equity in any Subsidiary at the date of acquisition over the cost of the investment in such Subsidiary; all determined in accordance with generally accepted accounting principles. "Consolidated Net Earnings Available For Restricted Payments" shall mean an amount equal to (1) 50% of Consolidated Net Earnings for the period (taken as one accounting period) commencing on February 23, 1986 and terminating at the end of the last fiscal quarter preceding the date of any proposed Restricted Payment, less (2) the sum of (a) the aggregate amount of all dividends and other distributions paid or declared by the Company on any class of its stock after February 22, 1986, and (b) the excess of the aggregate amount expended, directly or indirectly, after February 22, 1986, for the redemption, purchase or other acquisition of any shares of its stock, over the aggregate amount received after February 22, 1986 as the net cash proceeds of the sale of any shares of its stock. There shall not be included in Restricted Payments or in any computation of Consolidated Net Earnings Available for Restricted Payments: (x) dividends paid, or distributions made, in stock of the Company; or (y) exchanges of stock of one or more classes of the Company except to the extent that cash or other value is involved in such exchange. The term "stock" as used in this paragraph 6B shall include warrants or options to purchase stock.

          6C.     Lien, Debt and Other Restrictions.  The Company
covenants that it will not and will not permit any Subsidiary to:

          6C(1). Liens - Create, assume or suffer to exist any Lien upon any of its property or assets, whether now owned or hereafter acquired (whether or not provision is made for the equal and ratable securing of the Notes in accordance with the provisions of paragraph 5C), except

                  (i) Liens for taxes not yet due or which are being contested in good faith by appropriate proceedings,

                  (ii) other Liens incidental to the conduct of its business or the ownership of its property and assets which were not incurred in connection with the borrowing of money or the obtaining of advances or credit, and which do not in the aggregate materially detract from the value of its property or assets or materially impair the use thereof in the operation of its business,

                  (iii) Liens on property or assets of a Subsidiary to secure obligations of such Subsidiary to the Company or another Subsidiary,

                  (iv) any Lien existing on any property of any corporation at the time it becomes a Subsidiary, or existing prior to the time of acquisition upon any property acquired by the Company or any Subsidiary through purchase, merger or consolidation or otherwise, whether or not assumed by the Company or such Subsidiary, or placed upon property at the time of acquisition by the Company or any Subsidiary to secure a portion of the purchase price thereof, or placed upon property hereafter acquired by the Company or any Subsidiary at the time of, or within six months after, the acquisition thereof or placed upon property now owned or hereafter acquired at the time of, or within six months after, the construction of improvements thereon, to secure a portion of the purchase price thereof or of the construction costs of such improvements thereon, as the case may be, provided that (a) any such Lien shall not encumber any other property of the Company or such Subsidiary, and (b) the aggregate amount of Debt secured by all such Liens and any Liens permitted by clause (v) below does not violate the proviso of clause (v) of paragraph 6C(2), and

                  (v) any Lien renewing, extending or refunding any Lien permitted by clause (iv) above, provided that the principal amount secured is not increased, and the Lien is not extended to other property;

          6C(2).  Debt - Create, incur or assume any Funded or Current
Debt, except

                  (i) Funded Debt represented by the Notes and the 8.20% promissory notes issued pursuant to an Agreement dated September 27, 1973, as amended, between the Company and The Prudential Insurance Company of America,

                  (ii) Funded or Current Debt of any Subsidiary to the Company or any other Subsidiary,

                  (iii) other Current Debt of the Company not in excess of an aggregate principal amount of $10,000,000 at any time outstanding, provided that the Company shall not create, incur, assume or suffer to exist any Current Debt permitted by this clause (iii) on any day unless there shall have been a period of at least 60 consecutive days, within the 12 months' period immediately preceding such day, during which the Company shall have been free from all Current Debt permitted by this clause (iii),

                  (iv) Funded Debt of the Company if, after giving effect to the repayment of any other Funded Debt and to the concurrent repayment of any Funded Debt, the aggregate principal amount of Funded Debt of the Company at any time outstanding does not exceed an amount equal to Consolidated Tangible Net Worth, and

                  (v) Funded or Current Debt of the Company secured by Liens permitted by the provisions of clauses (iv) and (v) of paragraph 6C(l), provided that the aggregate principal amount of all such Debt at any time outstanding after giving effect thereto and to any concurrent repayment shall not exceed an amount equal to 20% of Consolidated Tangible Net Worth;

          6C(3).  Loans, Advances, Investments and Contingent Liabilities
- Make or permit to remain outstanding any loan or advance to, or guarantee, endorse or otherwise be or become contingently liable, directly or indirectly, in connection with the obligations, stock or dividends of, or own, purchase or acquire any stock, obligations or securities of, or any other interest in, or make any capital contribution to, any other Person, except that the Company or any Subsidiary may

                  (i) make or permit to remain outstanding loans or advances to any Subsidiary,

                  (ii) own, purchase or acquire stock, obligations or securities of a Subsidiary or of a corporation which immediately after such purchase or acquisition will be a Subsidiary,

                  (iii)     acquire and own stock, obligations or
securities received in settlement of debts (created in the ordinary course of business) owing to the Company or any Subsidiary,

                  (iv) own, purchase or acquire prime commercial paper and certificates of deposit in United States commercial banks (having capital resources in excess of $50,000,000), in each case due within one year from the date of purchase, obligations of the United States Government or any agency thereof, and obligations guaranteed by the United States Government,

                  (v) endorse negotiable instruments for collection in the ordinary course of business,

                  (vi) guarantee obligations of Subsidiaries which are not prohibited by paragraph 6C(2),

                  (vii) make or permit to remain outstanding loans or advances to, or guarantee, endorse or otherwise be or become contingently liable in connection with the obligations, stock or dividends of, or own, purchase or acquire stock, obligations or securities of, any other Person, provided that the aggregate principal amount of such loans and advances, plus the aggregate amount of such contingent liabilities, plus the aggregate amount of liabilities permitted by clauses (i) and (v) of paragraph 6C(9), plus the aggregate amount of the investment (at original cost) in such stock, obligations and securities shall not exceed $15,000,000 at any time outstanding for the Company and all Subsidiaries, and further provided that no Subsidiary shall make any loan or advance to, or acquire any stock, obligations or securities of, the Company, and

                  (viii) own, purchase or acquire repurchase agreements either offered by a United States commercial bank or a United States subsidiary of a foreign bank (in either case having a combined capital and surplus in excess of $50,000,000) or by a broker/dealer (having a combined capital and surplus in excess of $50,000,000) that are fully collateralized by obligations of the United States Government or any agency thereof or by obligations guarantied by the United States Government or any agency thereof and held in pledge for the Company or such Subsidiary;

          6C(4). Sale of Stock and Debt of Subsidiaries - Sell or otherwise dispose of any shares of stock or Funded or Current Debt of any Subsidiary, except to the Company or another Subsidiary, and except that all shares of stock and Debt of any Subsidiary at the time owned by or owed to the Company and all Subsidiaries may be sold as an entirety for a cash consideration which represents the fair value (as determined in good faith by the Board of Directors of the Company) at the time of sale of the shares of stock and Debt so sold, provided that the assets of such Subsidiary do not constitute a Substantial Part of the consolidated assets of the Company and all Subsidiaries and that such Subsidiary shall not have contributed a Substantial Part of Consolidated Net Earnings (as defined in paragraph 6B) for any of the three fiscal years then most recently ended, and further provided that, at the time of such sale, such Subsidiary shall not own, directly or indirectly, any shares of stock or Debt of any other Subsidiary (unless all of the shares of stock and Debt of such other Subsidiary owned, directly or indirectly, by the Company and all Subsidiaries are simultaneously being sold as permitted by this paragraph 6C(4));

          6C(5). Merger and Sale of Assets - Merge or consolidate with any other corporation or sell, lease or transfer or otherwise dispose of all or a Substantial Part of its assets, or assets which shall have contributed a Substantial Part of Consolidated Net Earnings (as defined in paragraph 6B) for any of the three fiscal years then most recently ended, to any Person, except that

                  (i) any Subsidiary may merge with the Company (provided that the Company shall be the continuing or surviving corporation) or with any one or more other Subsidiaries,

                  (ii) any Subsidiary may sell, lease, transfer or otherwise dispose of any of its assets to the Company or another
Subsidiary,

                  (iii) any Subsidiary may sell or otherwise dispose of all or substantially all of its assets subject to the conditions specified in paragraph 6C(4) with respect to a sale of the stock of such Subsidiary, and

                  (iv) the Company may merge with any other corporation, provided that (a) the Company shall be the continuing or surviving corporation, and (b) the Company as the continuing or surviving corporation shall not, immediately after such merger, be in default under this Agreement or the Notes including all covenants herein and therein contained;

          6C(6). Lease Rentals - Enter into any agreement to rent or lease (as lessee) any real or personal property (other than data processing equipment) for terms (including renewal options) of more than three years if after giving effect thereto the aggregate amount of all annual Lease Rentals payable by Company and its Subsidiaries to lessors under all such leases will exceed 2.0% of Consolidated Net Sales during the preceding period of 12 consecutive months;

          6C(7). Sale and Lease-Back - Enter into any arrangement with any bank, insurance company or other lender or investor or to which such lender or investor is a party providing for the leasing by the Company or any Subsidiary of real property which has been or is to be sold or transferred by the Company or any Subsidiary to such lender or investor or to any Person to whom funds have been or are to be advanced by such lender or investor on the security of such property or rental obligations of the Company or any Subsidiary, provided that the Company or any Subsidiary may sell and lease back any property within one year after the date of acquisition thereof by the Company or such Subsidiary or within one year after the date of completion of a new store upon such property;

          6C(8). Sale or Discount of Receivables - Sell with recourse, or discount or otherwise sell for less than the face value thereof, any of its notes or accounts receivable; or

          6C(9).  Certain Contracts - Enter into or be a party to

                  (i) any contract providing for the making of loans, advances or capital contributions to any Person other than a Subsidiary (except where the obligation is limited to a fixed maximum amount which is within the limitations of clause (vii) of paragraph 6C(3)), or for the purchase of any property from any Person, in each case in order primarily to enable such Person to maintain working capital, net worth or any other balance sheet condition or to pay debts, dividends or expenses, or

                  (ii) any contract for the purchase of materials, supplies or other property or services if such contract (or any related document) requires that payment for such materials, supplies or other property or services shall be made regardless of whether or not delivery of such materials, supplies or other property or services is ever made or tendered, or

                  (iii) any contract to rent or lease (as lessee) any real or personal property (other than leases as permitted by paragraph 6C(7)) if such contract (or any related document) provides that the obligation to make payments thereunder is absolute and unconditional under conditions not customarily found in commercial leases then in general use or requires that the lessee purchase or otherwise acquire securities or obligations of the lessor, or

                  (iv) any contract for the sale or use of materials, supplies or other property, or the rendering of services, if such contract (or any related document) requires that payment for such materials, supplies or other property, or the use thereof, or payment for such services, shall be subordinated to any indebtedness (of the purchaser or user of such materials, supplies or other property or the Person entitled to the benefit of such services) owed or to be owed to any Person, or

                  (v) any other contract which, in economic effect, is substantially equivalent to a guarantee, except as permitted by clause
(v) or clause (vi) of paragraph 6C(3) and except where the obligation is limited to a fixed maximum amount which is within the limitations of clause (vii) of paragraph 6C(3).

          6D.     Issuance of Stock by Subsidiaries.  The Company
covenants that it will not permit any Subsidiary to issue, sell or dispose of any shares of any class of its stock (other than directors' qualifying shares) except to the Company or another Subsidiary.

     7. Events of Default. If any of the following events shall occur and be continuing for any reason whatsoever (and whether such occurrence shall be voluntary or involuntary or come about or be effected by operation of law or otherwise):

          (i) if the Company defaults in the payment of any principal of any Note when the same shall become due, either by the terms thereof or otherwise as herein provided; or

          (ii) if the Company defaults in the payment of any interest on any Note for more than 10 days after the date due; or

          (iii) if the Company or any Subsidiary defaults in any payment of principal of or interest on any other obligation for money borrowed or received as an advance for which it is liable in excess of $50,000 (or any Capitalized Lease Obligations, any obligation under conditional sale or other title retention agreement, any obligation issued or assumed as full or partial payment for property whether or not secured by purchase money mortgage or any obligation under notes payable or drafts accepted representing extensions of credit relating to an amount in excess of $50,000) beyond any period of grace provided with respect thereto, or defaults in the performance of any other agreement, term or condition contained in any agreement under which any such obligation is created (or if any other default under any such agreement shall occur and be continuing) if the effect of such default is to cause, or to permit the holder or holders of such obligation (or a trustee on behalf of such holder or holders) to cause, such obligation to become due prior to its stated maturity; or

          (iv) if any representation or warranty made by the Company herein or in any writing furnished in connection with or pursuant to this Agreement shall be false in any material respect on the date as of which made; or

          (v) if the Company defaults in the performance or observance of any agreement contained in paragraph 6, or

          (vi) if the Company defaults in the performance or observance of any other agreement, term or condition contained herein and such default shall not have been remedied within 30 days after written notice thereof shall have been received by the Company from you; or

          (vii) if the Company or any Subsidiary makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due; or

          (viii) if any decree or order for relief in respect of the Company or any Subsidiary is entered under any bankruptcy, reorganization, compromise, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar law, whether now or hereafter in effect (herein called the "Bankruptcy Law"), of any jurisdiction; or

          (ix) if the Company or any Subsidiary petitions or applies to any tribunal for, or consents to, the appointment of, or taking possession by, a trustee, receiver, custodian, liquidator or similar official of the Company or any Subsidiary, or of any substantial part of the assets of the Company or any Subsidiary, or commences a voluntary case under the Bankruptcy Law of the United States or any proceedings (other than proceedings for the voluntary liquidation and dissolution of a Subsidiary) relating to the Company or any Subsidiary under the Bankruptcy Law of any other jurisdiction; or

          (x) if any such petition or application is filed, or any such proceedings are commenced, against the Company or any Subsidiary and the Company or such Subsidiary by any act indicates its approval thereof, consent thereto or acquiescence therein, or an order, judgment or decree is entered appointing any such trustee, receiver, custodian, liquidator or similar official, or approving the petition in any such proceedings, and such order, judgment or decree remains unstayed and in effect for more than 30 days; or

          (xi) if any order, judgment or decree is entered in any proceedings against the Company decreeing the dissolution of the Company and such order, judgment or decree remains unstayed and in effect for more than 60 days; or

          (xii) if any order, judgment or decree is entered in any proceeding against the Company or any Subsidiary decreeing a split-up of the Company or such Subsidiary which requires the divestiture of a Substantial Part, or the divestiture of the stock of a Subsidiary whose assets constitute a Substantial Part, of the consolidated assets of the Company and its Subsidiaries or which requires the divestiture of assets, or stock of a Subsidiary, which shall have contributed a Substantial Part of Consolidated Net Earnings (as defined in paragraph 6B) for any of the three fiscal years then most recently ended, and such order, judgment or decree remains unstayed and in effect for more than 60 days;

then (a) if such event is an Event of Default specified in clause (viii),
(ix) or (x) of this paragraph 7, all of the Notes at the time outstanding shall automatically become immediately due and payable together with interest accrued thereon without presentment, demand, protest or notice of any kind, all of which are hereby waived by the Company, and (b) if such event is an Event of Default specified in any other clause of this paragraph 7, the holder or holders of at least two-thirds of the principal amount of the Notes outstanding may, at its or their option and in addition to any right, power or remedy permitted by law or equity, by notice in writing to the Company, declare all of the Notes to be, and all of the Notes shall thereupon be and become, forthwith due and payable together with interest accrued thereon without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Company.

     8. Representations and Warranties. The Company represents, covenants and warrants:

          8A.     Organization and Qualification.  The Company is a
corporation duly organized and existing in good standing under the laws of the State of Delaware, each Subsidiary is duly organized and existing in good standing under the laws of the jurisdiction in which incorporated, and the Company has and each Subsidiary has the corporate power to own its respective property and to carry on its respective business as now being conducted, and the Company is and each Subsidiary is duly qualified as a foreign corporation to do business and in good standing in every jurisdiction in which the nature of the respective business conducted by it makes such qualification necessary.

          8B.     Financial Statements.  The Company has furnished you
with the following financial statements, identified by a principal financial officer of the Company: (i) Consolidated Balance Sheets of the Company and its Subsidiaries dated February 23, 1985 and February 22, 1986, and Consolidated Statements of Earnings, Capital Stock, Retained Earnings and Changes in Financial Position of the Company and its Subsidiaries for the fiscal years ended on such dates, all certified by Laventhol and Horwath; and (ii) Consolidated Balance Sheets of the

Company and its Subsidiaries as at May 17, 1986 and at August 9, 1986, and Consolidated Statements of Earnings, Capital Stock, Retained Earnings and Changes in Financial Position of the Company and its Subsidiaries for the twelve and twenty-four week periods respectively ended on such dates, prepared by the Company. Such financial statements (including any related schedules and/or notes) are complete and correct (subject, as to interim statements, to changes resulting from audits and year-end adjustments) and have been prepared in accordance with generally accepted accounting principles consistently followed throughout the periods involved and show all liabilities, direct and contingent, of the Company and its Subsidiaries. The Balance Sheets fairly present the condition of the Company and its Subsidiaries as at the dates thereof, and the Statements of Earnings, Capital Stock, Retained Earnings and Changes in Financial Position fairly present the results of the operations of the Company and its Subsidiaries for the periods indicated. There has been no material adverse change in the condition, financial or otherwise, of the Company or its Subsidiaries since May 17, 1986.

          8C.     Actions Pending.  There is no action, suit,
investigation or proceeding pending or, to the knowledge of the Company, threatened against the Company or any of its Subsidiaries before any court, arbitrator or administrative or governmental body which might result in any material adverse change in the business or condition of the Company or such Subsidiary.

          8D.     Outstanding Debt.  Neither the Company nor any of its
Subsidiaries has outstanding any Funded or Current Debt, on a consolidated basis, except Debt permitted by paragraph 6C(2). There exists no default under the provisions of any instrument evidencing such Debt or of any agreement relating thereto.

          8E.     Title to Properties.  The Company has, and each of its
Subsidiaries has, good and marketable title to its respective real properties (other than properties which it leases) and good title to all of its other respective properties and assets, including the properties and assets reflected in the balance sheet as at May 17, 1986 hereinabove described (other than properties and assets disposed of in the ordinary course of business), subject to no Lien of any kind except Liens permitted by paragraph 6C(1). The Company and its Subsidiaries enjoy peaceful and undisturbed possession under all leases necessary in any material respect for the operation of their respective properties and assets, none of which contains any unusual or burdensome provisions which might materially affect or impair the operation of such properties and assets. All such leases are valid and subsisting and are in full force and effect.

          8F.     Taxes.  The Company has and each of its Subsidiaries
has filed all Federal, State and other income tax returns which, to the best knowledge of the officers of the Company, are required to be filed, and each has paid all taxes as shown on said returns and on all assessments received by it to the extent that such taxes have become due. Federal, State and other income tax returns of the Company and its Subsidiaries have been examined and reported on by the taxing authorities or closed by applicable statutes and satisfied for all fiscal years prior to and including the fiscal year ended on or about February 23, 1980.
                                 95

          8G.     Conflicting Agreements and Other Matters.  Neither the
Company nor any of its Subsidiaries is a party to any contract or agreement or subject to any charter or other corporate restriction which materially and adversely affects its business, property or assets, or financial condition. Neither the execution nor delivery of this Agreement nor of the Notes, nor the offering, issuance and sale of the Notes, nor fulfillment of nor compliance with the terms and provisions hereof and of the Notes will conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a default under, or result in any violation of, or result in the creation of any Lien upon any of the properties or assets of the Company or any of its Subsidiaries pursuant to, or require any consent, approval or other action by any court or administrative or governmental body pursuant to, the charter or by-laws of the Company or any of its Subsidiaries, any award of any arbitrator or any agreement (including any agreement with stockholders), instrument, order, judgment, decree, statute, law, rule or regulation to which the Company or any of its Subsidiaries is subject. Neither the Company nor any of its Subsidiaries is a party to, or otherwise subject to any provision contained in, any instrument evidencing indebtedness of the Company or such Subsidiary, any agreement relating thereto or any other contract or agreement (including its charter) which limits the amount of, or otherwise imposes restrictions on the incurring of, Debt of the Company of the type to be evidenced by the Notes.

          8H.     Offering of Notes.  Neither the Company nor any agent
acting on its behalf has, directly or indirectly, offered the Notes or any similar security of the Company for sale to, or solicited any offers to buy the Notes or any similar security of the Company from, or otherwise approached or negotiated with respect thereto with, any Person or Persons other than yourself, and neither the Company nor any agent acting on its behalf has taken or will take any action which would subject the issuance or sale of the Notes to the provisions of Section 5 of the Securities Act of 1933, as amended, or to the provisions of any securities or Blue Sky law of any applicable jurisdiction.

          8I.     Regulation G, etc.  Neither the Company nor any
Subsidiary owns or has any present intention of acquiring any "margin stock" as defined in Regulation G (12 CFR Part 207) of the Board of Governors of the Federal Reserve System (herein called "margin stock"). The proceeds of sale of the Notes to you will be used to fund a store expansion and modernization program. None of such proceeds will be used, directly or indirectly, for the purpose of purchasing or carrying any margin stock or for the purpose of reducing or retiring any indebtedness which was originally incurred to purchase or carry a margin stock or for any other purpose which might constitute this transaction a "purpose credit" within the meaning of said Regulation G. Neither the Company nor any agent acting on its behalf has taken or will take any action which might cause this Agreement or the Notes to violate Regulation G, Regulation T or any other regulation of the Board of Governors of the Federal Reserve System or to violate the Securities Exchange Act of 1934, as amended, in each case as in effect now or as the same may hereafter be in effect.

          8J.     Pollution and Other Regulations.  The Company and each
of its Subsidiaries is exercising its best efforts to comply with all laws and regulations relating to pollution and environmental control, equal employment opportunity and employee safety in all jurisdictions in which the Company and each of its Subsidiaries is presently doing business, and the Company will use its best efforts to comply and to cause each of its Subsidiaries to comply with all such laws and regulations which may be legally imposed in the future in jurisdictions in which the Company or any Subsidiary may then be doing business.

          8K.     ERISA.  No accumulated funding deficiency (as defined
in section 302 of ERISA and section 412 of the Code), whether or not waived, exists with respect to any Plan (other than a Multiemployer
Plan). No liability to the Pension Benefit Guaranty Corporation has been or is expected by the Company to be incurred with respect to any Plan (other than a Multiemployer Plan) by the Company or any of its Subsidiaries which is or would be materially adverse to the Company and its Subsidiaries taken as a whole. Neither the Company nor any of its Subsidiaries has incurred or presently expects to incur any withdrawal liability under Title IV of ERISA with respect to any Multiemployer Plan which is or would be materially adverse to the Company and its Subsidiaries taken as a whole. The execution and delivery of this Agreement and the issue and sale of the Notes will not involve any transaction which is subject to the prohibitions of section 406 of ERISA or in connection with which a tax could be imposed pursuant to section 4975 of the Code. The representation by the Company in the next preceding sentence is made in reliance upon and subject to the accuracy of your representation in paragraph 9 as to the source of the funds to be used to pay the purchase price of the Notes to be purchased by you. As used in this paragraph 8K, the term "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended; the term "Code" shall mean the Internal Revenue Code of 1954, as amended; the term "Plan" shall mean an "employee pension benefit plan" (as defined in section 3 of ERISA) which is or has been established or maintained, or to which contributions are or have been made, by the Company or by any trade or business, whether or not incorporated, which, together with the Company, is under common control, as described in section 414(b) or (c) of the Code; and the term "Multiemployer Plan" shall mean any Plan which is a "multiemployer plan" (as such term is defined in section 4001(a)(3) of ERISA).

          8L.     Governmental Consent.  Neither the nature of the
Company or of any Subsidiary, nor any of their respective businesses or properties, nor any relationship between the Company or any Subsidiary and any other Person, nor any circumstance in connection with the offer, issue, sale or delivery of the Notes is such as to require any authorization, consent, approval, exemption or other action by or notice to or filing with any court or administrative or governmental body (other than routine filings after the date of closing with the Securities and Exchange Commission and/or state Blue Sky authorities) in connection with the execution and delivery of this Agreement, the offer, issue, sale or delivery of the Notes or fulfillment of or compliance with the terms and provisions hereof or of the Notes.

          8M.     Disclosure.  Neither this Agreement nor any other
document, certificate or statement furnished to you by or on behalf of the Company in connection herewith contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein not misleading. There is no fact peculiar to the Company or any of its Subsidiaries which materially adversely affects or in the future may (so far as the Company can now foresee) materially adversely affect the business, property or assets, or financial condition of the Company or any of its Subsidiaries which has not been set forth in this Agreement or in the other documents, certificates and statements furnished to you by or on behalf of the Company prior to the date hereof in connection with the transactions contemplated hereby.

     9. Representation of the Purchaser. You represent and in making this sale to you it is specifically understood and agreed that you are acquiring the Notes for the purpose of investment and not with a view to or for sale in connection with any distribution thereof, provided that the disposition of your property shall at all times be and remain within your control. You also represent that no part of the funds being used by you to pay the purchase price of the Notes hereunder constitutes assets allocated to any separate account (as defined in Section 3 of ERISA) maintained by you in which any employee benefit plan (as defined in Section 3 of ERISA), other than employee benefit plans named on a list which has been furnished by you to the Company, participates to the extent of 5% or more.

     10. Definitions. For the purpose of this Agreement, the following terms shall have the following meanings:

          10A.     "Person" shall mean and include an individual, a
partnership, a joint venture, a corporation, a trust, an unincorporated organization and a government or any department or agency thereof.

          10B.     "Subsidiary" shall mean any corporation organized
under the laws of any State of the United States of America, Canada, or any Province of Canada, which conducts the major portion of its business in the United States of America or Canada, and all of the stock of every class of which, except directors' qualifying shares, shall, at the time as of which any determination is being made, be owned by the Company either directly or through Subsidiaries.

          10C.     "Funded Debt" shall mean any obligation payable more
than one year from the date of the creation thereof, which under generally accepted accounting principles is shown on the balance sheet as a liability (including without limitation Capitalized Lease Obligations and excluding reserves for deferred income taxes and other reserves to the extent that such reserves do not constitute an obligation). "Current Debt" shall mean any obligation for borrowed money (and any notes payable and drafts accepted representing extension of credit whether or not representing obligations for borrowed money) payable on demand or within a period of one year from the date of the creation thereof; provided that any obligation shall be treated as Funded Debt, regardless of its term, if such obligation is renewable pursuant to the terms thereof or of a revolving credit or similar agreement effective for more than one year after the date of the creation of such obligation, or may be payable out of the proceeds of a similar obligation pursuant to the terms of such obligation or of any such agreement. Any obligation secured by a Lien on, or payable out of the proceeds of production from, property of the Company or any Subsidiary shall be deemed to be Funded or Current Debt, as the case may be, of the Company or such Subsidiary even though such obligation shall not be assumed by the Company or such Subsidiary.
"Debt" shall mean Funded Debt and/or Current Debt, as the case may be.

          10D. "Consolidated Working Capital" shall mean the excess of consolidated current assets over consolidated current liabilities of the Company and its Subsidiaries, both determined in accordance with generally accepted accounting principles consistent with those followed in the preparation of the financial statements referred to in clause (i) of paragraph 8B, provided that there shall not be included in current assets (i) any loans or advances made by the Company or any Subsidiary except travel and other like advances to officers and employees in the ordinary course of business, nor (ii) any assets located outside (including any amounts payable by Persons located outside) the United States of America and Canada.

          10E.     "Consolidated Net Sales" shall mean merchandise sales
less discounts, returns and allowances, plus carrying charges and other revenue received in the regular course of business of the Company and its Subsidiaries, all determined on a consolidated basis in accordance with generally accepted accounting principles.

          10F.     "Event of Default" shall mean any of the events
specified in paragraph 7, provided that there has been satisfied any requirement in connection with such event for the giving of notice, or the lapse of time, or the happening of any further condition, event or act, and "Default" shall mean any of such events, whether or not any such requirement has been satisfied.

          10G.     "Officer's Certificate" shall mean a certificate
signed in the name of the Company by its President, one of its Vice Presidents or its Treasurer.

          10H.     "Lien" shall mean any mortgage, pledge, security
interest encumbrance, lien or charge of any kind (including any conditional sale or other title retention agreement, any lease in the nature thereof, and the filing of or agreement to give any financing statement under the Uniform Commercial Code of any jurisdiction).

          10I.     "Lease Rentals" shall mean the aggregate annual rental
payments not including any amount payable by the lessee for property taxes, maintenance, income taxes, insurance, percentage rentals, assessments, water rates and similar charges.

          10J.     "Substantial Part" shall mean, when used with respect
to assets, more than 10% of the consolidated assets of the Company and all Subsidiaries, and, when used with respect to Consolidated Net Earnings (as defined in paragraph 6B) for any period, more than 10% of Consolidated Net Earnings (as defined in paragraph 6B) for such period.

          10K.     "Consolidated Tangible Net Worth" shall mean, as of
the time of any determination thereof, the excess of (1) the sum of (i) the par value (or value stated on the books of the Company) of the capital stock of all classes of the Company, plus (or minus in the case of a surplus deficit) (ii) the amount of the consolidated surplus, whether capital or earned, of the Company and its Subsidiaries, over (2) the sum of treasury stock, unamortized debt discount and expense, good will, trademarks, trade names, patents, deferred charges and other intangible assets and any write-up of the value of any assets after February 22, 1986; all determined on a consolidated basis for the Company and all Subsidiaries in accordance with generally accepted accounting principles consistent with those followed in the preparation of the financial statements referred to in clause (i) of paragraph 8B.

          10L.    "Capitalized Lease Obligation" shall mean any rental
obligation which, under generally accepted accounting principles, is or will be required to be capitalized on the books of the Company or any Subsidiary, taken at the amount thereof accounted for as indebtedness (net of interest expense) in accordance with such principles.

     11.  Miscellaneous.

          11A. Home Office Payment. The Company agrees that, as long as you shall hold any Note, it will make payments of principal thereof and interest and premium, if any, thereon, which comply with the terms of this Agreement, by bank wire transfer of immediately available funds for credit to your account #050-52-557 in Morgan Guaranty Trust Company of New York, 15 Broad Street, New York, N.Y., or such other account as you may designate in writing, notwithstanding any contrary provision herein or in any Note with respect to the place of payment; provided, however, that with respect to the Note purchased by you in the principal amount of $2,000,000 pursuant to paragraph 2 (and any Note or Notes issued in exchange therefor) payments of principal thereof and interest and premium, if any, thereon, which comply with the terms of this Agreement, shall be made by bank wire transfer of immediately available funds for credit to your account #050-53-360 in Morgan Guaranty Trust Company of New York, 15 Broad Street, New York, N.Y. Each such bank wire transfer shall set forth the name of the Company, the full title (including the coupon rate and final maturity date) of the Notes, a reference to "security no. 374478XA8", and the due date and application (as between principal and interest) of the payment being made. You agree that, before disposing of any Note, you will make a notation thereon of all principal payments previously made thereon and of the date to which interest thereon has been paid, and will notify the Company of the name and address of the transferee of such Note.

          11B.     Expenses.  The Company agrees, whether or not the
transaction hereby contemplated shall be consummated, to pay, and save you harmless against liability for the payment of, all out-of-pocket expenses arising in connection with this transaction, including all stamp and other taxes (including any intangible personal property tax, together with interest and penalties, if any, and any income tax payable by you in respect of any reimbursement therefor) which may be payable in respect of the execution and delivery of this Agreement or the execution, delivery or acquisition of any Note issued under or pursuant to this Agreement, all stenographic and duplication costs and the fees and expenses of your special counsel in connection with this Agreement, the transaction contemplated hereby and any modification of, or consent under, this Agreement, and the cost and expenses, including attorneys' fees, incurred by you in enforcing any of your rights hereunder or thereunder, including without limitation costs and expenses incurred in any bankruptcy case. The obligations of the Company under this paragraph 11B shall survive transfer by you and payment of any Note.

          11C. Consent to Amendments. This Agreement may be amended, and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, if the Company shall obtain your prior written consent to such amendment, action or omission to act. Each holder of any Note at the time or thereafter outstanding shall be bound by any consent authorized by this paragraph 11C or paragraph 11D(3), whether or not such Note shall have been marked to indicate such consent, but any Note issued thereafter may contain a reference, or bear a notation referring, to any such consent. No course of dealing between the Company and the holder of any Note nor any delay in exercising any rights hereunder or under any Note shall operate as a waiver of any rights of any holder of such Note. As used herein and in the Note, the term "this Agreement" and references thereto shall mean this Agreement as it may, from time to time, be amended or supplemented.

          11D.     Provisions Applicable if Any Note Sold.  In the event
that you shall sell or otherwise transfer any Note or any part thereof to any Person other than the Company, the following provisions shall apply:

          11D(l). Notices to Subsequent Holder - If any Note shall have been transferred to another holder pursuant to paragraph 11E and such holder shall have designated in writing the address to which communications with respect to such Note shall be mailed, all notices, certificates, requests, statements and other documents required or permitted to be delivered to you by any provision hereof shall also be delivered to each such holder, except that financial statements and other documents provided for in paragraph 5A need not be delivered to any such holder holding less than 10% of the aggregate principal amount of Notes from time to time outstanding.

          11D(2). Pro Rata Payments - All interest payments and payments or prepayments of principal and premium (if any) shall be made and applied pro rata on all Notes outstanding including, for the purpose of this paragraph 11D(2) only, all Notes acquired by the Company or any Subsidiary other than by prepayment in accordance with the terms of this Agreement.

          11D(3). Consent by Holders of 66-2/3% - Any consent, notice or demand required or permitted to be given by you by any provision hereof shall be sufficient if given by the holder or holders of at least two-thirds of the principal amount of Notes at the time outstanding except that, without the written consent of the holder or holders of all Notes at the time outstanding, no amendment to this Agreement shall extend the maturity of any Note, or reduce the principal, rate of interest or any premium payable with respect to any Note, or affect the time or amount of any required prepayments, or reduce the proportion of the principal amount of the Notes required with respect to any consent.

          11E.     Form, Registration, Transfer and Exchange of Notes.
The Notes are issuable only as registered Notes without coupons in the denominations of $1,000 and any integral multiple of $1,000. The Company shall keep at its principal office a register in which the Company shall provide for the registration of Notes and of transfer of Notes. Upon surrender for registration of transfer of any Note at the office of the Company, the Company shall, at its expense, execute and deliver one or more new Notes of like tenor and of a like aggregate principal amount registered in the name of the designated transferee or transferees. At the option of the holder of any Note, such Note may be exchanged for other Notes of like tenor and of any authorized denominations, of a like aggregate principal amount, upon surrender of the Note to be exchanged at the office of the Company. Whenever any Notes are so surrendered for exchange, the Company shall, at its expense, execute and deliver the Notes which the Note holder making the exchange is entitled to receive. Every Note presented or surrendered for registration of transfer shall be duly endorsed, or be accompanied by a written instrument of transfer duly executed, by the holder of such Note or his attorney duly authorized in writing. Any Note or Notes issued in exchange for any Note or upon transfer thereof shall carry the rights to unpaid interest and interest to accrue which were carried by the Note so exchanged or transferred, and neither gain nor loss of interest shall result from any such transfer or exchange. Upon receipt of written notice from you or other evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of any Note held by you and, in the case of any such loss, theft or destruction, upon receipt of your unsecured indemnity agreement, or other indemnity reasonably satisfactory to the Company, or in the case of any mutilation upon surrender and cancellation of such Note, the Company will make and deliver a new Note, of like tenor, in lieu of the lost, stolen, destroyed or mutilated Note. In fulfilling its duties under this paragraph 11E, the Company shall be under no duty to make any investigation or inquiry as to any statements contained or matters referred to in any resolution, notice, telegram, request, consent, waiver, certificate, statement, affidavit, voucher, bond or other paper or document tendered to it which it shall in good faith believe to be genuine and to have been passed or signed by the proper board, body or person, but may accept and rely upon the same as conclusive evidence of the truth and accuracy of the matters therein referred to, and shall be protected and shall incur no liability in acting or proceeding in good faith in reliance thereon.

          11F.     Persons Deemed Owners.  Prior to due presentment for
registration of transfer, the Company may treat the Person in whose name any Note is registered as the owner and holder of such Note for the purpose of receiving payment of principal of and interest and premium (if any) on such Note and for all other purposes whatsoever, whether or not such Note shall be overdue, and the Company shall not be affected by notice to the contrary.

          11G.     Survivor of Representations and Warranties.  All
representations and warranties contained herein or made in writing by the Company in connection herewith shall survive the execution and delivery of this Agreement and of the Notes, regardless of any investigation made by you or on your behalf.

          11H.     Successors and Assigns.  All covenants and agreements
in this Agreement contained by or on behalf of either of the parties hereto shall bind and inure to the benefit of the respective successors and assigns of the parties hereto whether so expressed or not.

          11I.     Notices.  All communications provided for hereunder
shall be sent by first class mail and, if to you, addressed to you in the manner (except as otherwise provided in paragraph 11A with respect to payments of principal of and interest and premium, if any, on the Notes) in which this letter is addressed, and if to the Company, at P.O. Box 1804, Washington, D.C. 20013, with a copy to the offices of the Company at 6300 Sheriff Road, Landover, MD 20785, or to such other address with respect to either party as such party shall notify the other in writing.

          11J.     Descriptive Headings.  The descriptive headings of the
several paragraphs of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

          11K.     Satisfaction Requirement.  If any agreement,
certificate or other writing, or any action taken or to be taken, is by the terms of this Agreement required to be satisfactory to you, the determination of such satisfaction shall be made by you in your sole and exclusive judgment exercising good faith.

          11L. Governing Law. This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by the law of the State of New York. This Agreement may not be changed orally, but (subject to the provisions of paragraphs 11C and 11D(3)) only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

          11M.     Counterparts.  This Agreement may be executed
simultaneously in two or more counterparts, each of which shall be deemed an original, and it shall not be necessary in making proof of this Agreement to produce or account for more than one such counterpart.

          11N.     Amendment of Existing Agreement.  The covenants set
forth in paragraphs 5A and 6 of the Note Agreement dated September 27, 1973, as amended, between the Company and you, pursuant to which the 8.20% Notes were issued and sold to you, are hereby amended in their entirety so as to read as set forth, respectively, in paragraphs 5A and 6 of this Agreement, and defined terms and cross references used in paragraphs 5A and 6 of such Note Agreement, as amended hereby, shall be deemed, respectively, to have the respective meanings ascribed thereto in, and to refer to paragraphs in this Agreement. Paragraph 4D of such Note Agreement is hereby amended so as to include the Notes issued or to be issued under this Agreement in the term "Notes" as used in the proviso to said paragraph 4D.

          If you are in agreement with the foregoing, please sign the form of acceptance on the enclosed counterpart of this letter and return the same to the undersigned, whereupon this letter shall become a binding agreement between you and the undersigned.

                                   Very truly yours,

                                   GIANT FOOD INC.


                                   By
                                       [Title] Sr. Vice President-Finance
The foregoing Agreement is
hereby accepted as of the
date first above written.

THE PRUDENTIAL INSURANCE
COMPANY OF AMERICA

By
     [Title] Vice President

                                 EXHIBIT 10.7


                                                       [CONFORMED COPY]





                               GIANT FOOD INC.
                   9.83% PROMISSORY NOTES DUE AUGUST 4, 2012
                              _______________
                               NOTE AGREEMENT

                                   with

                     THE PRUDENTIAL INSURANCE COMPANY
                                 OF AMERICA




                            Dated: August 4, 1987

                                TABLE OF CONTENTS

                                                                     Page


1.      Authorization of Issue of Notes. . . . . . . . . . . . . . . .  1

2.      Purchase and Sale of Notes . . . . . . . . . . . . . . . . . .  1

3.      Conditions of Closing . . . . . . . . . . . . . . . . . . . .   1
        3A.     Opinion of Purchaser's Special Counsel . . . . . . . .  2
        3B.     Opinion of Company's Counsel . . . . . . . . . . . . .  2
        3C.     Representations and Warranties; No Default . . . . . .  3
        3D.     Accountants' Certificate . . . . . . . . . . . . . . .  3
        3E.     Purchase Permitted by Applicable Laws . . . . . . . .   3
        3F.     Proceedings . . . . . . . . . . . . . . . . . . . . .   3

4.      Prepayments . . . . . . . . . . . . . . . . . . . . . . . . .   3
        4A.     Required Prepayments  . . . . . . . . . . . . . . . .   3
        4B.     Optional Prepayment in Whole or in Part With Premium .  4
        4C.     Notice of Prepayment . . . . . . . . . . . . . . . . .  4
        4D.     Partial Prepayments . . . . . . . . . . . . . . . . . . 4

5.      Affirmative Covenants . . . . . . . . . . . . . . . . . . . . . 5
        5A.     Financial Statements . . . . . . . . . . . . . . . . .  5
        5B.     Inspection of Property . . . . . . . . . . . . . . . .  6
        5C.     Covenant to Secure Notes Equally . . . . . . . . . . .  7

6.      Negative Covenants . . . . . . . . . . . . . . . . . . . . . .  7
        6A.     Working Capital Requirement . . . . . . . . . . . . . . 7
        6B.     Dividend Limitation . . . . . . . . . . . . . . . . . . 7
        6C.     Lien, Debt and Other Restrictions . . . . . . . . . . . 8
        6C(l)   Liens . . . . . . . . . . . . . . . . . . . . . . . . . 8
        6C(2)   Debt . . . . . . . . . . . . . . . . . . . . . . . . .  9
        6C(3)   Loans, Advances, Investments and Contingent Liabilities 9
        6C(4)   Sale of Stock and Debt of Subsidiaries . . . . . . . . 11
        6C(5)   Merger and Sale of Assets . . . . . . . . . . . . . .  11
        6C(6)   Lease Rentals . . . . . . . . . . . . . . . . . . . .  12
        6C(7)   Sale and Lease-Back . . . . . . . . . . . . . . . . .  12
        6C(8)   Sale or Discount of Receivables . . . . . . . . . . .  12
        6C(9)   Certain Contracts . . . . . . . . . . . . . . . . . .  12
        6D.     Issuance of Stock by Subsidiaries . . . . . . . . . .  13

7.      Events of Default . . . . . . . . . . . . . . . . . . . . . .  13

8.      Representations and Warranties . . . . . . . . . . . . . . . . 15
        8A.     Organization and Qualification . . . . . . . . . . . . 15
        8B.     Financial statements . . . . . . . . . . . . . . . . . 15
        8C.     Actions Pending . . . . . . . . . . . . . . . . . . .  16
        8D.     Outstanding Debt . . . . . . . . . . . . . . . . . . . 16
        8E.     Title to Properties . . . . . . . . . . . . . . . . .  16
        8F.     Taxes . . . . . . . . . . . . . . . . . . . . . . . .  17
        8G.     Conflicting Agreements and Other Matters . . . . . . . 17
        8H.     Offering of Notes . . . . . . . . . . . . . . . . . .  17
        8I.     Regulation G, etc. . . . . . . . . . . . . . . . . . . 17

        8J.     Pollution and Other Regulations . . . . . . . . . . .  18
        8K.     ERISA . . . . . . . . . . . . . . . . . . . . . . . .  18
        8L.     Governmental Consent . . . . . . . . . . . . . . . . . 19
        8M.     Disclosure . . . . . . . . . . . . . . . . . . . . . . 19

9.      Representation of the Purchaser . . . . . . . . . . . . . . .  19

10.     Definitions . . . . . . . . . . . . . . . . . . . . . . . . .  19

11.     Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . .  21
        11A.    Home Office Payment . . . . . . . . . . . . . . . . .  21
        11B.    Expenses . . . . . . . . . . . . . . . . . . . . . . . 22
        11C.    Consent to Amendments . . . . . . . . . . . . . . . .  22
        11D.    Provisions Applicable if Any Note Sold . . . . . . . . 23
        11D(1)  Notices to Subsequent Holder . . . . . . . . . . . . . 23
        11D(2)  Pro Rata Payments . . . . . . . . . . . . . . . . . .  23
        11D(3)  Consent by Holders of 66-2/3% . . . . . . . . . . . .  23
        11E.    Form, Registration, Transfer and Exchange of Notes . . 23
        11F.    Persons Deemed Owners . . . . . . . . . . . . . . . .  24
        11G.    Survival of Representations and Warranties . . . . . . 24
        11H.    Successors and Assigns . . . . . . . . . . . . . . . . 24
        11I.    Notices . . . . . . . . . . . . . . . . . . . . . . .  24
        11J.    Descriptive Headings . . . . . . . . . . . . . . . . . 25
        11K.    Satisfaction Requirement . . . . . . . . . . . . . . . 25
        11L.    Governing Law . . . . . . . . . . . . . . . . . . . .  25
        11M.    Counterparts . . . . . . . . . . . . . . . . . . . . . 25
        11N.    Amendment of Existing Agreement . . . . . . . . . . .  25

EXHIBIT A . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

EXHIBIT B . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
                              GIANT FOOD INC.
                               P.O. Box 1804
                          Washington, D.C. 20013


                                   August 4, 1987

The Prudential Insurance Company
of America
Three Gateway Center
100 Mulberry Street
Newark, New Jersey 07102

     Attention:     Senior Managing Director in Charge
                    of the Capital Markets Group

Gentlemen:

     The undersigned, GIANT FOOD INC. (herein called the "Company"), hereby agrees with you as follows:

     1. Authorization of Issue of Notes. The Company will authorize the issue of its promissory notes (herein, together with any notes which may be issued hereunder in substitution therefor, called the "Notes") in the aggregate principal amount of $29,000,000, to be dated the date of issue thereof, to mature August 4, 2012, to bear interest on the unpaid balances thereof from the date thereof until the principal thereof shall become due and payable at the rate of 9.83% per annum, and to be substantially in the form of Exhibit A hereto attached. The term "Note" shall mean one of the Notes.

     2. Purchase and Sale of Notes. The Company hereby agrees to sell to you and, subject to the terms and conditions herein set forth, you agree to purchase from the Company two Notes each registered in your name, the first in the principal amount of $26,272,000 and the second in the principal amount of $2,728,000 at 100% of the respective principal amounts thereof. The Company will deliver both Notes to you at the offices of White & Case, 1155 Avenue of the Americas, New York, New York, against payment of the purchase price thereof by transfer of immediately available funds to The National Bank of Washington, Washington, D.C. for credit to the Company's account, No. 0 000 795, at such bank on the date of closing with respect to such Notes, which shall be August 4, 1987, or such earlier date as the Company may designate to you by not less than 5 days' notice in writing.

     3. Conditions of Closing. Your obligation to purchase and pay for the Notes is subject to the satisfaction, on or before the date of closing, of the following conditions:

          3A.     Opinion of Purchaser's Special Counsel.  You shall have
received from Messrs. White & Case, who are acting as special counsel for you in connection with this transaction, a favorable opinion satisfactory to you as to: (i) the due organization, existence and good standing of the Company; (ii) the due authorization (including any consent of stockholders required by law or by the charter or by-laws of the Company), execution and delivery and the validity of this Agreement and the Notes; (iii) the absence of any requirement to register the Notes under the Federal Securities Act of 1933, as amended; and (iv) such other matters incident to the matters herein contemplated as you may reasonably request, including the form of all papers and the validity of all proceedings. Such opinion shall also state that, based upon such investigation and inquiry as is deemed relevant and appropriate by such counsel, the opinion referred to in paragraph 3B is satisfactory in form and scope to such counsel and, while such investigation and inquiry into the matters covered by such opinion (other than the matters specified in clauses (ii) and (iii) above) were not sufficient to enable such counsel independently to render such opinion, nothing has come to the attention of such counsel which has caused it to question the legal conclusions expressed in the opinion referred to in paragraph 3B and such counsel believe that you are justified in relying on such opinion.

          3B.     Opinion of Company's Counsel.  You shall have received
from Messrs. Finley, Kumble, Wagner, Heine, Underberg, Manley, Myerson & Casey, counsel for the Company, a favorable opinion satisfactory to you and your special counsel as to the matters specified in paragraph 3A and as to: (i) the due organization, existence and good standing of each Subsidiary; (ii) the corporate power of the Company and each Subsidiary to carry on their respective businesses as then being conducted; (iii) the due qualification of the Company and each subsidiary as a foreign corporation to transact business and the good standing of each in each jurisdiction where the ownership of property or the nature of the respective businesses transacted by each makes such qualification necessary; (iv) the procurement of, or the non-necessity of, any consent or approval of or other action by any court or administrative or governmental body in connection with the execution and delivery of this Agreement and the issuance and sale of the Notes; and (v) the execution and delivery of this Agreement and the Notes, the offering, issuance and sale of the Notes and fulfillment of and compliance with the respective provisions hereof and thereof not conflicting with, or resulting in a breach of the terms, conditions or provisions of, or constituting a default under, or resulting in any violation of, or resulting in the creation of any Lien upon any of the properties or assets of the Company or any Subsidiary pursuant to, or requiring any authorization, consent, approval, exemption or other action by or any notice to or filing with any court or administrative or governmental body (other than routine filings after the date of such opinion with the Securities and Exchange Commission and/or State Blue Sky authorities) pursuant to, the charter or by-laws of the Company or any of its Subsidiaries, any applicable law (including any securities or Blue Sky law), statute, rule or regulation or (insofar as is known to such counsel after having made due inquiry with respect thereto) any agreement, instrument, order, judgment or decree to which the Company or any of its Subsidiaries is subject.

          3C.     Representations and Warranties; No Default.  The
representations and warranties contained in paragraph 8 shall be true on and as of the date of closing, except to the extent of changes caused by the transactions herein contemplated; there shall exist on the date of closing no Event of Default or Default; and the Company shall have delivered to you an Officer's Certificate, dated the date of closing, to both such effects.

          3D.     Accountants' Certificate.  The Company shall have
delivered to you the certificate of Laventhol and Horwath, addressed to you, stating that such firm has reviewed the Federal, State and other income tax returns of the Company and its Subsidiaries filed for all fiscal years which have not been examined and reported on by the taxing authorities or closed by applicable statute, and that, in the opinion of such firm, such returns properly reflect the Federal, State and other income taxes of the Company and its Subsidiaries for the periods covered thereby and the Company has and its Subsidiaries have paid, or set up adequate reserves for the payment of, all Federal, State and other income taxes for such fiscal years.

          3E.      Purchase Permitted by Applicable Laws.  The purchase
of and payment for the Notes to be purchased by you on the date of closing on the terms and conditions herein provided (including the use of the proceeds of such Notes by the Company) shall not violate any applicable law or governmental regulation (including, without limitation, Regulations G, T and X of the Board of Governors of the Federal Reserve System) and shall not subject you to any tax, penalty, liability or other onerous condition under or pursuant to any applicable law or governmental regulation, and you shall have received such certificates or other evidence as you may request to establish compliance with this condition.

          3F.      Proceedings.  All corporate and other proceedings
taken or to be taken in connection with the transactions contemplated hereby and all documents incident thereto shall be satisfactory in substance and form to you and your special counsel, and you and your special counsel shall have received all such counterpart originals or certified or other copies of such documents as you or they may reasonably request.

     4. Prepayments. The Notes shall be subject to prepayment with respect to the required prepayments specified in paragraph 4A and also under any one or more of the circumstances set forth in paragraph 4B.

          4A.     Required Prepayments.  Until the Notes shall be paid in
full, the Company shall apply to the prepayment of the Notes, without premium, the sum of $1,160,000 on August 4 in each of the years 1988 to 2012, inclusive, and such principal amounts of the Notes, together with interest thereon to the prepayment dates, shall become due on such prepayment dates.

          4B.     Optional Prepayment in Whole or in Part With Premium.
The Notes shall be subject to prepayment, in whole or from time to time in part (in multiples of $1,000), at the option of the company, on any interest payment date occurring after August 3, 2000, at the following applicable percentage of the principal amount so prepaid:

          If prepaid during the 12 months' period ending on August 3,


          Year                              Percentage

          2001                              104.33
          2002                              103.93
          2003                              103.54
          2004                              103.15
          2005                              102.75
          2006                              102.36
          2007                              101.97
          2008                              101.57
          2009                              101.18
          2010                              100.79
          2011                              100.39
          2012                              100.00

; provided, however, that the Company may not make prepayment of the Notes pursuant to this paragraph 4B unless in the case of any such prepayment of the Notes, such prepayment is not being made as a part of a refunding or anticipated refunding operation, by the application, directly or indirectly, of borrowed funds either (a) having an interest rate or an interest cost to the Company (computed in accordance with accepted financial practice) of less than 9.83% per annum, or (b) evidenced by obligations having a maturity date earlier than the maturity date of the Notes.

          4C.     Notice of Prepayment.  The Company shall give you
written notice of each prepayment, other than prepayments pursuant to paragraph 4A, not less than 30 days prior to the prepayment date, specifying such prepayment date, the principal amount of the Notes to be prepaid on such date, whereupon the principal amount of the Notes specified in such notice, together with interest thereon to the prepayment date and together with the premium, if any, herein provided, shall become due and payable on the prepayment date.

          4D.     Partial Prepayments.  Upon any partial prepayment of
the Notes, the principal amount and premium, if any, so prepaid shall be allocated to all Notes at the time outstanding in proportion to the outstanding principal amounts thereof, but only in units of $1,000, and to the extent that such proportionate allocation shall not result in an even multiple of $1,000, adjustment may be made by the Company to the end that successive allocations shall result in substantially proportionate payments; provided, however, in the event that any Note is exchanged for Notes in smaller denominations pursuant to paragraph 11E, the amount allocable to the Note exchanged shall be applied on all Notes issued in exchange therefor either pro rata or by lot in any manner approved by the Board of Directors of the Company. Upon any partial prepayment of any Note, such Note shall, at the option of the holder thereof, be either (i) surrendered to the Company in exchange for a new Note in a principal amount equal to the principal amount remaining unpaid on the Note surrendered, and otherwise having the same terms and provisions as the Note surrendered, or (ii) made available to the Company at the principal office of the original holder of such Note for notation thereon of the portion of the principal so prepaid, except that, so long as you shall hold any Note, the Company agrees that you may make notation of any portion of the principal so prepaid on such Note on your records (subject to the provisions of paragraph 11A).

     5.   Affirmative Covenants.

          5A.     Financial Statements.  The Company covenants that, so
long as you shall hold any Note, it will deliver to you in duplicate

          (i) as soon as practicable and in any event within 45 days after the end of each quarterly period (other than the last quarterly period) in each fiscal year, a consolidated profit and loss statement, reconciliation of surplus statement and source and application of funds statement of the Company and its Subsidiaries for the period from the beginning of the current fiscal year to the end of such quarterly period, and a consolidated balance sheet of the Company and its Subsidiaries as at the end of such quarterly period, setting forth in each case in comparative form figures for the corresponding period in the preceding fiscal year, all in reasonable detail and certified by an authorized financial officer of the Company, subject to changes resulting from year-end adjustments;

          (ii) as soon as practicable and in any event within 90 days after the end of each fiscal year, a consolidated profit and loss statement, reconciliation of surplus statement and source and application of funds statement of the Company and its Subsidiaries for such year, and a consolidated balance sheet of the Company and its Subsidiaries as at the end of such year, setting forth in each case in comparative form corresponding figures from the preceding annual audit, all in reasonable detail and satisfactory in scope to you and certified to the Company by independent public accountants of recognized standing selected by the Company whose certificate shall be in scope and substance satisfactory to you;

          (iii) as soon as practicable, copies of all such financial statements and reports as it shall send to its stockholders and of all registration statements and all regular or periodic reports which it is or may be required to file with the Securities and Exchange Commission or any governmental body or agency succeeding to the functions of the Securities and Exchange Commission; and

          (iv) with reasonable promptness, such other financial data as you may reasonably request.

Together with each delivery of financial statements required by clauses
(i) and (ii) above, the Company will deliver to you an Officer's Certificate setting forth (except to the extent specifically set forth in such financial statements) the aggregate amount of interest accrued on Funded and Current Debt of the Company and Subsidiaries (if any) during the fiscal period covered by such financial statements, the aggregate amount of rental payments made during such fiscal period by the Company and Subsidiaries (if any) which were of the kinds subject to the restrictions of paragraph 6C(6) and the aggregate amount of all rental payments made during such period by the Company and Subsidiaries (if any), the dates of the beginning and end of the most recent period of at least 60 consecutive days during which the Company shall have been free from all Current Debt permitted by clause (iii) of paragraph 6C(2), and the aggregate amounts of depreciation on physical property charged on the books of the Company and Subsidiaries (if any) during such fiscal period, and stating that there exists no Event of Default or Default, or, if any such Event of Default or Default exists, specifying the nature thereof, the period of existence thereof and what action the Company proposes to take with respect thereto. Together with each delivery of financial statements required by clause (ii) above, the Company will deliver to you a certificate of said accountants stating that, in making the audit necessary to the certification of such financial statements, they have obtained no knowledge of any Event of Default or Default, or, if any such Event of Default or Default exists, specifying the nature and period of existence thereof. Such accountants, however, shall not be liable to anyone by reason of their failure to obtain knowledge of any such Event of Default or Default. The Company also covenants that forthwith upon the President or chief financial officer of the Company obtaining knowledge of an Event of Default or Default under this Agreement, it will deliver to you an Officer's Certificate specifying the nature thereof, the period of existence thereof, and what action the Company proposes to take with respect thereto. You are hereby authorized to deliver a copy of any financial statement delivered to you pursuant to this paragraph 5A to any regulatory body having jurisdiction over you.

          5B. Inspection of Property. The Company covenants that, so long as you shall hold any Note, it will permit any Person designated by you in writing at your expense, to visit and inspect any of the properties, corporate books and financial records of the Company and its Subsidiaries, and to discuss the affairs, finances and accounts of any of such corporations with the principal officers of the Company, all at such reasonable times and as often as you may reasonably request.

          5C.     Covenant to Secure Notes Equally.  The Company
covenants that, if it or any Subsidiary shall create or assume any Lien upon any of its property or assets, whether now owned or hereafter acquired, other than Liens excepted by the provisions of paragraph 6C(l) (unless prior written consent to the creation or assumption thereof shall have been obtained pursuant to paragraph 11C or paragraph 11D(3) and such consent shall also contain a waiver of the requirements of this paragraph
5C), it will make or cause to be made effective provision whereby the Notes will be secured by such Lien equally and ratably with any and all other Debt thereby secured as long as any such other Debt shall be so secured.

     6.   Negative Covenants.

          6A.     Working Capital Requirement.  The Company covenants
that it will not permit Consolidated Working Capital at any time to be less than $35,000,000.

          6B.     Dividend Limitation.  The Company covenants that it
will not pay or declare any dividend on any class of its stock or make any other distribution on account of any class of its stock, or redeem, purchase or otherwise acquire, directly or indirectly, any shares of its stock (all of the foregoing being herein called "Restricted Payments") except out of Consolidated Net Earnings Available For Restricted Payments. "Consolidated Net Earnings" shall mean consolidated gross revenues of the Company and its Subsidiaries less all operating and non-operating expenses of the company and its Subsidiaries including all charges of a proper character (including current and deferred taxes on income provision for taxes on unremitted foreign earnings which are included in gross revenues, and current additions to reserves), but not including in gross revenues any gains (net of expenses and taxes applicable thereto) in excess of losses resulting from the sale, conversion or other disposition of capital assets (i.e., assets other than current assets), any gains resulting from the write-up of assets, any equity of the Company or any Subsidiary in the undistributed earnings of any corporation which is not a Subsidiary, any earnings of any corporation acquired by the Company or any Subsidiary through purchase, merger or consolidation or otherwise for any year prior to the year of acquisition, or any deferred credits representing the excess of equity in any Subsidiary at the date of acquisition over the cost of the investment in such Subsidiary; all determined in accordance with generally accepted accounting principles. "Consolidated Net Earnings Available For Restricted Payments" shall mean an amount equal to (1) 50% of the sum of
(a) Consolidated Net Earnings for the period (taken as one accounting period) commencing on February 23, 1986 and terminating at the end of the last fiscal quarter preceding the date of any proposed Restricted Payment, and (b) the excess, if any, of the aggregate amount received after February 22, 1986 as the net cash proceeds of the sale of any shares of its stock over the aggregate amount expended, directly or indirectly, after February 22, 1986, for the redemption, purchase or other acquisition of any shares of its stock, less (2) the sum of (a) the aggregate amount of all dividends and other distributions paid or declared by the Company on any class of its stock after February 22, 1986, and (b) the excess, if any, of the aggregate amount expended, directly or indirectly, after February 22, 1986, for the redemption, purchase or other acquisition of any shares of its stock, over the aggregate amount received after February 22, 1986 as the net cash proceeds of the sale of any shares of its stock. There shall not be included in Restricted Payments or in any computation of Consolidated Net Earnings Available for Restricted Payments: (x) dividends paid, or distributions made, in stock of the Company; or (y) exchanges of stock of one or more classes of the Company except to the extent that cash or other value is involved in such exchange. The term "stock" as used in this paragraph 6B shall include warrants or options to purchase stock.

          6C.     Lien, Debt and Other Restrictions.  The Company
covenants that it  will not and will not permit any Subsidiary to:

          6C(l)   Liens - Create, assume or suffer to exist any Lien upon
any of its property or assets, whether now owned or hereafter acquired (whether or not provision is made for the equal and ratable securing of the Notes in accordance with the provisions of paragraph 5C), except

                  (i) Liens for taxes not yet due or which are being contested in good faith by appropriate proceedings,

                  (ii) other Liens incidental to the conduct of its business or the ownership of its property and assets which were not incurred in connection with the borrowing of money or the obtaining of advances or credit, and which do not in the aggregate materially detract from the value of its property or assets or materially impair the use thereof in the operation of its business,

                  (iii) Liens on property or assets of a Subsidiary to secure obligations of such Subsidiary to the Company or another
Subsidiary,

                  (iv) any Lien existing on any property of any corporation at the time it becomes a Subsidiary, or existing prior to the time of acquisition upon any property acquired by the Company or any Subsidiary through purchase, merger or consolidation or otherwise, whether or not assumed by the Company or such Subsidiary, or placed upon property at the time of acquisition by the Company or any Subsidiary to secure a portion of the purchase price thereof, or placed upon property hereafter acquired by the Company or any subsidiary at the time of, or within six months after, the acquisition thereof or placed upon property now owned or hereafter acquired at the time of, or within six months after, the construction of improvements thereon, to secure a portion of the purchase price thereof or of the construction costs of such improvements thereon, as the case may be, provided that (a) any such Lien shall not encumber any other property of the Company or such Subsidiary, and (b) the aggregate amount of Debt secured by all such Liens and any Liens permitted by clause (v) below does not violate the proviso of clause (v) of paragraph 6C(2), and

                  (v) any Lien renewing, extending or refunding any Lien permitted by clause (iv) above, provided that the principal amount
                                 114
secured is not increased, and the Lien is not extended to other property;

          6C(2)   Debt - Create, incur or assume any Funded or Current
Debt, except

                  (i) Funded Debt represented by the Notes, the 8.20% promissory notes issued pursuant to a Note Agreement, dated September 27, 1973, as amended, and the 9.60% promissory notes issued pursuant to a Note Agreement, dated October 28, 1986, as amended, each between the Company and you,

                  (ii) Funded or Current Debt of any Subsidiary to the Company or any other Subsidiary,

                  (iii) other Current Debt of the Company not in excess of an aggregate principal amount of $10,000,000 at any time outstanding, provided that the Company shall not create, incur, assume or suffer to exist any Current Debt permitted by this clause (iii) on any day unless there shall have been a period of at least 60 consecutive days, within the 12 months' period immediately preceding such day, during which the Company shall have been free from all Current Debt permitted by this clause (iii),

                  (iv) Funded Debt of the Company if, after giving effect to the repayment of any other Funded Debt and to the concurrent repayment of any Funded Debt, the aggregate principal amount of Funded Debt of the Company at any time outstanding does not exceed an amount equal to Consolidated Tangible Net Worth, and

                  (v) Funded or Current Debt of the Company secured by Liens permitted by the provisions of clauses (iv) and (v) of paragraph 6C(l), provided that the aggregate principal amount of all such Debt at any time outstanding after giving effect thereto and to any concurrent repayment shall not exceed an amount equal to 20% of Consolidated Tangible Net Worth;

          6C(3)     Loans, Advances, Investments and Contingent
Liabilities - Make or permit to remain outstanding any loan or advance to, or guarantee, endorse or otherwise be or become contingently liable, directly or indirectly, in connection with the obligations, stock or dividends of, or own, purchase or acquire any stock, obligations or securities of, or any other interest in, or make any capital contribution to, any other Person, except that the Company or any Subsidiary may

                  (i) make or permit to remain outstanding loans or advances to any Subsidiary,

                  (ii) own, purchase or acquire stock, obligations or securities of a Subsidiary or of a corporation which immediately after such purchase or acquisition will be a Subsidiary,

                  (iii)   acquire and own stock, obligations or
securities received in settlement of debts (created in the ordinary course of business) owing to the Company or any Subsidiary,

                  (iv) own, purchase or acquire prime commercial paper and certificates of deposit in United States commercial banks (having capital resources in excess of $50,000,000), in each case due within one year from the date of purchase, obligations of the United States Government or any agency thereof, and obligations guaranteed by the United States Government,

                  (v) endorse negotiable instruments for collection in the ordinary course of business,

                  (vi) guarantee obligations of Subsidiaries which are not prohibited by paragraph 6C(2),

                  (vii) make or permit to remain outstanding loans or advances to, or guarantee, endorse or otherwise be or become contingently liable in connection with the obligations, stock or dividends of, or own, purchase or acquire stock, obligations or securities of, any other Person, provided that the aggregate principal amount of such loans and advances, plus the aggregate amount of such contingent liabilities, plus the aggregate amount of liabilities permitted by clauses (i) and (v) of paragraph 6C(9), plus the aggregate amount of the investment (at original cost) in such stock, obligations and securities shall not exceed $15,000,000 at any time outstanding for the Company and all subsidiaries, and further provided that no Subsidiary shall make any loan or advance to, or acquire any stock, obligations or securities of, the Company, and

                  (viii) own, purchase or acquire repurchase agreements either offered by a United States commercial bank or a United States subsidiary of a foreign bank (in either case having a combined capital and surplus in excess of $50,000,000) or by a broker-dealer (having a combined capital and surplus in excess of $50,000,000) that are fully collateralized by obligations of the United States Government or any agency thereof or by obligations guarantied by the United States Government or any agency thereof and held in pledge for the Company or such Subsidiary;

          6C(4)   Sale of Stock and Debt of Subsidiaries - Sell or
otherwise dispose of any shares of stock or Funded or Current Debt of any Subsidiary, except to the Company or another Subsidiary, and except that all shares of stock and Debt of any Subsidiary at the time owned by or owed to the Company and all Subsidiaries may be sold as an entirety for a cash consideration which represents the fair value (as determined in good faith by the Board of Directors of the Company) at the time of sale of the shares of stock and Debt so sold, provided that the assets of such Subsidiary do not constitute a Substantial Part of the consolidated assets of the Company and all Subsidiaries and that such Subsidiary shall not have contributed a Substantial Part of Consolidated Net Earnings (as defined in paragraph 6B) for any of the three fiscal years then most recently ended, and further provided that, at the time of such sale, such Subsidiary shall not own, directly or indirectly, any shares of stock or Debt of any other Subsidiary (unless all of the shares of stock and Debt of such other Subsidiary owned, directly or indirectly, by the Company and all Subsidiaries are simultaneously being sold as permitted by this paragraph 6C(4));

          6C(5)   Merger and Sale of Assets - Merge or consolidate with
any other corporation or sell, lease or transfer or otherwise dispose of all or a Substantial Part of its assets, or assets which shall have contributed a Substantial Part of Consolidated Net Earnings (as defined in paragraph 6B) for any of the three fiscal years then most recently ended, to any Person, except that

                  (i) any Subsidiary may merge with the Company (provided that the Company shall be the continuing or surviving corporation) or with any one or more other Subsidiaries,

                  (ii) any Subsidiary may sell, lease, transfer or otherwise dispose of any of its assets to the Company or another
Subsidiary,

                  (iii) any subsidiary may sell or otherwise dispose of all or substantially all of its assets subject to the conditions specified in paragraph 6C(4) with respect to a sale of the stock of such Subsidiary, and

                  (iv)    the Company may merge with any other
corporation, provided that (a) the Company shall be the continuing or surviving corporation, and (b) the Company as the continuing or surviving corporation shall not, immediately after such merger, be in default under this Agreement or the Notes including all covenants herein and therein contained;

          6C(6)   Lease Rentals - Enter into any agreement to rent or
lease (as lessee) any real or personal property (other than data processing equipment) for terms (including renewal options) of more than three years if after giving effect thereto the aggregate amount of all annual Lease Rentals payable by Company and its Subsidiaries to lessors under all such leases will exceed 2.0% of Consolidated Net Sales during the preceding period of 12 consecutive months;

          6C(7)   Sale and Lease-Back - Enter into any arrangement with
any bank, insurance company or other lender or investor or to which such lender or investor is a party providing for the leasing by the Company or any Subsidiary of real property which has been or is to be sold or transferred by the Company or any Subsidiary to such lender or investor or to any Person to whom funds have been or are to be advanced by such lender or investor on the security of such property or rental obligations of the Company or any Subsidiary, provided that the Company or any Subsidiary may sell and lease back any property within one year after the date of acquisition thereof by the Company or such Subsidiary or within one year after the date of completion of a new store upon such property;

          6C(8)   Sale or Discount of Receivables - Sell with recourse,
or discount or otherwise sell for less than the face value thereof, any of its notes or accounts receivable; or

          6C(9)   Certain Contracts - Enter into or be a party to

                  (i) any contract providing for the making of loans, advances or capital contributions to any Person other than a Subsidiary
                                 117
(except where the obligation is limited to a fixed maximum amount which is within the limitations of clause (vii) of paragraph 6C(3)), or for the purchase of any property from any Person, in each case in order primarily to enable such Person to maintain working capital, net worth or any other balance sheet condition or to pay debts, dividends or expenses, or

                  (ii) any contract for the purchase of materials, supplies or other property or services if such contract (or any related document) requires that payment for such materials, supplies or other property or services shall be made regardless of whether or not delivery of such materials, supplies or other property or services is ever made or tendered, or

                  (iii) any contract to rent or lease (as lessee) any real or personal property (other than leases as permitted by paragraph 6C(7)) if such contract (or any related document) provides that the obligation to make payments thereunder is absolute and unconditional under conditions not customarily found in commercial leases then in general use or requires that the lessee purchase or otherwise acquire securities or obligations of the lessor, or

                  (iv) any contract for the sale or use of materials, supplies or other property, or the rendering of services, if such contract (or any related document) requires that payment for such materials, supplies or other property, or the use thereof, or payment for such services, shall be subordinated to any indebtedness (of the purchaser or user of such materials, supplies or other property or the Person entitled to the benefit of such services) owed or to be owed to any Person, or

                  (v) any other contract which, in economic effect, is substantially equivalent to a guarantee, except as permitted by clause
(v) or clause (vi) of paragraph 6C(3) and except where the obligation is limited to a fixed maximum amount which is within the limitations of clause (vii) of paragraph 6C(3).

          6D.     Issuance of Stock by Subsidiaries.  The Company
covenants that it will not permit any Subsidiary to issue, sell or dispose of any shares of any class of its stock (other than directors' qualifying shares) except to the Company or another Subsidiary.

     7. Events of Default. If any of the following events shall occur and be continuing for any reason whatsoever (and whether such occurrence shall be voluntary or involuntary or come about or be effected by operation of law or otherwise):

          (i) if the Company defaults in the payment of any principal of any Note when the same shall become due, either by the terms thereof or otherwise as herein provided; or

          (ii) if the Company defaults in the payment of any interest on any Note for more than 10 days after the date due; or

          (iii) if the Company or any Subsidiary defaults in any payment of principal of or interest on any other obligation for money borrowed or received as an advance for which it is liable in excess of $50,000 (or any Capitalized Lease Obligations, any obligation under conditional sale or other title retention agreement, any obligation issued or assumed as full or partial payment for property whether or not secured by purchase money mortgage or any obligation under notes payable or drafts accepted representing extensions of credit relating to an amount in excess of $50,000) beyond any period of grace provided with respect thereto, or defaults in the performance of any other agreement, term or condition contained in any agreement under which any such obligation is created (or if any other default under any such agreement shall occur and be continuing) if the effect of such default is to cause, or to permit the holder or holders of such obligation (or a trustee on behalf of such holder or holders) to cause, such obligation to become due prior to its stated maturity; or

          (iv) if any representation or warranty made by the Company herein or in any writing furnished in connection with or pursuant to this Agreement shall be false in any material respect on the date as of which made; or

          (v) if the Company defaults in the performance or observance of any agreement contained in paragraph 6; or

          (vi) if the Company defaults in the performance or observance of any other agreement, term or condition contained herein and such default shall not have been remedied within 30 days after written notice thereof shall have been received by the Company from you; or

          (vii) if the Company or any Subsidiary makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due; or

          (viii) if any decree or order for relief in respect of the Company or any Subsidiary is entered under any bankruptcy, reorganization, compromise, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar law, whether now or hereafter in effect (herein called the "Bankruptcy Law"), of any jurisdiction; or

          (ix) if the Company or any Subsidiary petitions or applies to any tribunal for, or consents to, the appointment of, or taking possession by, a trustee, receiver, custodian, liquidator or similar official of the Company or any Subsidiary, or of any substantial part of the assets of the Company or any Subsidiary, or commences a voluntary case under the Bankruptcy Law of the United States or any proceedings (other than proceedings for the voluntary liquidation and dissolution of a Subsidiary) relating to the Company or any Subsidiary under the Bankruptcy Law of any other jurisdiction; or

          (x) if any such petition or application is filed, or any such proceedings are commenced, against the Company or any Subsidiary and the Company or such Subsidiary by any act indicates its approval thereof, consent thereto or acquiescence therein, or an order, judgment or decree is entered appointing any such trustee, receiver, custodian, liquidator or similar official, or approving the petition in any such proceedings,

                                 119
and such order, judgment or decree remains unstayed and in effect for more than 30 days; or

          (xi) if any order, judgment or decree is entered in any proceedings against the Company decreeing the dissolution of the Company and such order, judgment or decree remains unstayed and in effect for more than 60 days; or

          (xii) if any order, judgment or decree is entered in any proceeding against the Company or any Subsidiary decreeing a split-up of the Company or such Subsidiary which requires the divestiture of a Substantial Part, or the divestiture of the stock of a Subsidiary whose assets constitute a Substantial Part, of the consolidated assets of the Company and its Subsidiaries or which requires the divestiture of assets, or stock of a Subsidiary, which shall have contributed a Substantial Part of Consolidated Net Earnings (as defined in paragraph 6B) for any of the three fiscal years then most recently ended, and such order, judgment or decree remains unstayed and in effect for more than 60 days;

then (a) if such event is an Event of Default specified in clauses
(viii), (ix) or (x) of this paragraph 7, all of the Notes at the time outstanding shall automatically become immediately due and payable together with interest accrued thereon without presentment, demand, protest or notice of any kind, all of which are hereby waived by the Company, and (b) if such event is an Event of Default specified in any other clause of this paragraph 7, the holder or holders of at least two-thirds of the principal amount of the Notes outstanding may, at its or their option and in addition to any right, power or remedy permitted by law or equity, by notice in writing to the Company, declare all of the Notes to be, and all of the Notes shall thereupon be and become, forthwith due and payable together with interest accrued thereon without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Company.

     8. Representations and Warranties. The Company represents, covenants and warrants:

          8A.     Organization and Qualification. The Company is a
corporation duly organized and existing in good standing under the laws of the State of Delaware, each Subsidiary is duly organized and existing in good standing under the laws of the jurisdiction in which incorporated, and the Company has and each Subsidiary has the corporate power to own its respective property and to carry on its respective business as now being conducted, and the Company is and each Subsidiary is duly qualified as a foreign corporation to do business and in good standing in every jurisdiction in which the nature of the respective business conducted by it makes such qualification necessary.

          8B.     Financial statements.  The Company has furnished you
with the following financial statements, identified by a principal financial officer of the Company: (i) Consolidated Balance Sheets of the Company and its Subsidiaries dated February 22, 1986 and February 28, 1987, and Consolidated Statements of Earnings, Capital Stock, Retained Earnings and Changes in Financial Position of the Company and its Subsidiaries for the fiscal years ended on such dates, all certified by

Laventhol and Horwath; and (ii) a Consolidated Balance Sheet of the Company and its Subsidiaries as at May 23, 1987, and Consolidated Statements of Earnings, Capital Stock, Retained Earnings and Changes in Financial Position of the Company and its Subsidiaries for the twelve week period ended on such date, prepared by the Company. Such financial statements (including any related schedules and/or notes) are complete and correct (subject, as to interim statements, to changes resulting from audits and year-end adjustments) and have been prepared in accordance with generally accepted accounting principles consistently followed throughout the periods involved and show all liabilities, direct and contingent, of the Company and its Subsidiaries. The Balance Sheets fairly present the condition of the Company and its Subsidiaries as at the dates thereof, and the Statements of Earnings, Capital Stock, Retained Earnings and Changes in Financial Position fairly present the results of the operations of the Company and its Subsidiaries for the periods indicated. There has been no material adverse change in the condition, financial or otherwise, of the Company or its Subsidiaries since February 28, 1987.

          8C.     Actions Pending.  There is no action, suit,
investigation or proceeding pending or, to the knowledge of the Company, threatened against the Company or any of its Subsidiaries before any court, arbitrator or administrative or governmental body which might result in any material adverse change in the business or condition of the Company or such Subsidiary.

          8D.     Outstanding Debt.  Neither the Company nor any of its
Subsidiaries has outstanding any Funded or Current Debt, on a consolidated basis, except Debt permitted by paragraph 6C(2). There exists no default under the provisions of any instrument evidencing such Debt or of any agreement relating thereto.

          8E.     Title to Properties.  The Company has, and each of its
Subsidiaries has, good and marketable title to its respective real properties (other than properties which it leases) and good title to all of its other respective properties and assets, including the properties and assets reflected in the balance sheet as at May 23, 1987 hereinabove described (other than properties and assets disposed of in the ordinary course of business), subject to no Lien of any kind except Liens permitted by paragraph 6C(l). The Company and its Subsidiaries enjoy peaceful and undisturbed possession under all leases necessary in any material respect for the operation of their respective properties and assets, none of which contains any unusual or burdensome provisions which might materially affect or impair the operation of such properties and assets. All such leases are valid and subsisting and are in full force and effect.

          8F.     Taxes.  The Company has and each of its Subsidiaries
has filed all Federal, State and other income tax returns which, to the best knowledge of the officers of the company, are required to be filed, and each has paid all taxes as shown on said returns and on all assessments received by it to the extent that such taxes have become due. Federal, State and other income tax returns of the Company and its Subsidiaries have been examined and reported on by the taxing authorities or closed by applicable statutes and satisfied for all fiscal years prior to and including the fiscal year ended on or about February 23, 1980.

          8G.     Conflicting Agreements and Other Matters.  Neither the
Company nor any of its Subsidiaries is a party to any contract or agreement or subject to any charter or other corporate restriction which materially and adversely affects its business, property or assets, or financial condition. Neither the execution nor delivery of this Agreement nor of the Notes, nor the offering, issuance and sale of the Notes, nor fulfillment of nor compliance with the terms and provisions hereof and of the Notes will conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a default under, or result in any violation of, or result in the creation of any Lien upon any of the properties or assets of the Company or any of its Subsidiaries pursuant to, or require any consent, approval or other action by any court or administrative or governmental body pursuant to, the charter or by-laws of the Company or any of its Subsidiaries, any award of any arbitrator or any agreement (including any agreement with stockholders), instrument, order, judgment, decree, statute, law, rule or regulation to which the Company or any of its Subsidiaries is subject. Neither the Company nor any of its Subsidiaries is a party to, or otherwise subject to any provision contained in, any instrument evidencing indebtedness of the Company or such Subsidiary, any agreement relating thereto or any other contract or agreement (including its charter) which limits the amount of, or otherwise imposes restrictions on the incurring of, Debt of the Company of the type to be evidenced by the Notes except as set forth in the agreements listed in Exhibit B attached hereto.

          8H.     Offering of Notes.  Neither the Company nor any agent
acting on its behalf has, directly or indirectly, offered the Notes or any similar security of the Company for sale to, or solicited any offers to buy the Notes or any similar security of the Company from, or otherwise approached or negotiated with respect thereto with, any Person or Persons other than yourself, and neither the Company nor any agent acting on its behalf has taken or will take any action which would subject the issuance or sale of the Notes to the provisions of Section 5 of the Securities Act of 1933, as amended, or to the provisions of any securities or Blue Sky law of any applicable jurisdiction.

          8I.     Regulation G, etc.  Neither the Company nor any
Subsidiary owns or has any present intention of acquiring any "margin stock" as defined in Regulation G (12 CFR Part 207) of the Board of Governors of the Federal Reserve System (herein called "margin stock"). The proceeds of sale of the Notes to you will be used to fund construction of two shopping centers, a warehouse and a supermarket.
None of such proceeds will be used, directly or indirectly, for the purpose of purchasing or carrying any margin stock or for the purpose of reducing or retiring any indebtedness which was originally incurred to purchase or carry a margin stock or for any other purpose which might constitute this transaction a "purpose credit" within the meaning of said Regulation G. Neither the Company nor any agent acting on its behalf has taken or will take any action which might cause this Agreement or the Notes to violate Regulation G, Regulation T or any other regulation of the Board of Governors of the Federal Reserve System or to violate the

Securities Exchange Act of 1934, as amended, in each case as in effect now or as the same may hereafter be in effect.

          8J.     Pollution and Other Regulations.  The Company and each
of its Subsidiaries is exercising its best efforts to comply with all laws and regulations relating to pollution and environmental control, equal employment opportunity and employee safety in all jurisdictions in which the Company and each of its Subsidiaries is presently doing business, and the Company will use its best efforts to comply and to cause each of its Subsidiaries to comply with all such laws and regulations which may be legally imposed in the future in jurisdictions in which the Company or any Subsidiary may then be doing business.

          8K.     ERISA.  No accumulated funding deficiency (as defined
in section 302 of ERISA and section 412 of the Code), whether or not waived, exists with respect to any Plan (other than a Multiemployer
Plan). No liability to the Pension Benefit Guaranty Corporation has been or is expected by the Company to be incurred with respect to any Plan (other than a Multiemployer Plan) by the Company or any of its Subsidiaries which is or would be materially adverse to the Company and its Subsidiaries taken as a whole. Neither the Company nor any of its Subsidiaries has incurred or presently expects to incur any withdrawal liability under Title IV of ERISA with respect to any Multiemployer Plan which is or would be materially adverse to the Company and its Subsidiaries taken as a whole. The execution and delivery of this Agreement and the issue and sale of the Notes will not involve any transaction which is subject to the prohibitions of section 406 of ERISA or in connection with which a tax could be imposed pursuant to section 4975 of the Code. The representation by the Company in the next preceding sentence is made in reliance upon and subject to the accuracy of your representation in paragraph 9 as to the source of the funds to be used to pay the purchase Price of the Notes to be purchased by you. As used in this paragraph 8K, the term "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended; the term "Code" shall mean the Internal Revenue Code of 1986, as amended; the term "Plan" shall mean an "employee pension benefit plan" (as defined in section 3 of ERISA) which is or has been established or maintained, or to which contributions are or have been made, by the Company or by any trade or business, whether or not incorporated, which, together with the Company, is under common control, as described in section 414(b) or (c) of the Code; and the term "Multiemployer Plan" shall mean any Plan which is a "multiemployer plan" (as such term is defined in section 4001(a)(3) of ERISA).

          8L.      Governmental Consent.  Neither the nature of the
Company or of any Subsidiary, nor any of their respective businesses or properties, nor any relationship between the Company or any Subsidiary and any other Person, nor any circumstance in connection with the offer, issue, sale or delivery of the Notes is such as to require any authorization, consent, approval, exemption or other action by or notice to or filing with any court or administrative or governmental body (other than routine filings after the date of closing with the Securities and Exchange Commission and/or state Blue Sky authorities) in connection with the execution and delivery of this Agreement, the offer, issue, sale or delivery of the Notes or fulfillment of or compliance with the terms and provisions hereof or of the Notes.

          8M.     Disclosure.  Neither this Agreement nor any other
document, certificate or statement furnished to you by or on behalf of the Company in connection herewith contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein not misleading. There is no fact peculiar to the Company or any of its Subsidiaries which materially adversely affects or in the future may (so far as the Company can now foresee) materially adversely affect the business, property or assets, or financial condition of the Company or any of its Subsidiaries which has not been set forth in this Agreement or in the other documents, certificates and statements furnished to you by or on behalf of the Company prior to the date hereof in connection with the transactions contemplated hereby.

     9. Representation of the Purchaser. You represent and in making this sale to you it is specifically understood and agreed that you are acquiring the Notes for the purpose of investment and not with a view to or for sale in connection with any distribution thereof, provided that the disposition of your property shall at all times be and remain within your control. You also represent that no part of the funds being used by you to pay the purchase price of the Notes hereunder constitutes assets allocated to any separate account (as defined in Section 3 of ERISA) maintained by you in which any employee benefit plan (as defined in Section 3 of ERISA), other than employee benefit plans identified on a list which has been furnished by you to the Company, participates to the extent of 5% or more.

     10. Definitions. For the purpose of this Agreement, the following terms shall have the following meanings:

          10A.    "Person" shall mean and include an individual, a
partnership, a joint venture, a corporation, a trust, an unincorporated organization and a government or any department or agency thereof.

          10B.      "Subsidiary" shall mean any corporation organized
under the laws of any State of the United States of America, Canada, or any Province of Canada, which conducts the major portion of its business in the United States of America or Canada, and all of the stock of every class of which, except directors' qualifying shares, shall, at the time as of which any determination is being made, be owned by the Company either directly or through Subsidiaries.

          10C.      "Funded Debt" shall mean any obligation payable more
than one year from the date of the creation thereof, which under generally accepted accounting principles is shown on the balance sheet as a liability (including without limitation Capitalized Lease Obligations and excluding reserves for deferred income taxes and other reserves to the extent that such reserves do not constitute an obligation). "Current Debt" shall mean any obligation for borrowed money (and any notes payable and drafts accepted representing extensions of credit whether or not representing obligations for borrowed money) payable on demand or within a period of one year from the date of the creation thereof; provided that any obligation shall be treated as Funded Debt, regardless of its term, if such obligation is renewable pursuant to the terms thereof or of a revolving credit or similar agreement effective for more than one year after the date of the creation of such obligation, or may be payable out of the proceeds of a similar obligation pursuant to the terms of such obligation or of any such agreement. Any obligation secured by a Lien on, or payable out of the proceed of production from, property of the Company or any Subsidiary shall be deemed to be Funded or Current Debt as the case may be, of the Company or such Subsidiary even though such obligation shall not be assumed by the Company or such Subsidiary.
"Debt" shall mean Funded Debt and/or Current Debt, as the case may be.

          10D.    "Consolidated Working Capital" shall mean the excess of
consolidated current assets over consolidated current liabilities of the Company and its Subsidiaries, both determined in accordance with generally accepted accounting principles consistent with those followed in the preparation of the financial statements referred to in clause (i) of paragraph 8B, provided that there shall not be included in current assets (i) any loans or advances made by the Company or any Subsidiary except travel and other like advances to officers and employees in the ordinary course of business, nor (ii) any assets located outside (including any amounts payable by Persons located outside) the United States of America and Canada.

          10E.    "Consolidated Net Sales" shall mean merchandise sales
less discounts, returns and allowances, plus carrying charges and other revenue received in the regular course of business of the Company and its Subsidiaries, all determined on a consolidated basis in accordance with generally accepted accounting principles.

          10F.    "Event of Default" shall mean any of the events
specified in paragraph 7, provided that there has been satisfied any requirement in connection with such event for the giving of notice, or the lapse of time, or the happening of any further condition, event or act, and "Default" shall mean any of such events, whether or not any such requirement has been satisfied.

          10G.    "Officer's Certificate" shall mean a certificate signed
in the name of the Company by its President, one of its Vice Presidents or its Treasurer.

          10H.    "Lien" shall mean any mortgage, pledge, security
interest, encumbrance, lien or charge of any kind (including any conditional sale or other title retention agreement, any lease in the nature thereof, and the filing of or agreement to give any financing statement under the Uniform Commercial Code of any jurisdiction).

          10I.    "Lease Rentals" shall mean the aggregate annual rental
payments not including any amount payable by the lessee for property taxes, maintenance, income taxes, insurance, percentage rentals, assessments, water rates and similar charges.

          10J.      "Substantial Part" shall mean, when used with respect
to assets, more than 10% of the consolidated assets of the Company and all Subsidiaries, and, when used with respect to Consolidated Net Earnings (as defined in paragraph 6B) for any period, more than 10% of Consolidated Net Earnings (as defined in paragraph 6B) for such period.

          10K.      "Consolidated Tangible Net Worth" shall mean, as of
the time of a Y determination thereof, the excess of (1) the sum of (i) the par value (or value stated on the books of the Company) of the capital stock of all classes of the Company, plus (or minus in the case of a surplus deficit) (ii) the amount of the consolidated surplus, whether capital or earned, of the Company and its Subsidiaries, over (2) the sum of treasury stock, unamortized debt discount and expense, good will, trademarks, trade names, patents, deferred charges and other intangible assets and any write-up of the value of any assets after February 22, 1986; all determined on a consolidated basis for the Company and all Subsidiaries in accordance with generally accepted accounting principles consistent with those followed in the preparation of the financial statements referred to in clause (i) of paragraph 8B.

          10L.      "Capitalized Lease Obligation" shall mean any rental
obligation which, under generally accepted accounting principles, is or will be required to be capitalized on the books of the Company or any Subsidiary, taken at the amount thereof accounted for as indebtedness (net of interest expense) in accordance with such principles.

     11.  Miscellaneous.

          11A.    Home Office Payment.  The Company agrees that, as long
as you shall hold any Note, it will make payments of principal thereof and interest and premium, if any, thereon, which comply with the terms of this Agreement, by bank wire transfer of immediately available funds for credit to your account #050-54-460 in Morgan Guaranty Trust Company of New York, 15 Broad Street, New York, N.Y., or such other account as you may designate in writing, notwithstanding any contrary provision herein or in any Note with respect to the place of payment; provided, however, that with respect to the Note purchased by you in the principal amount of $2,728,000 pursuant to paragraph 2 (and any Note or Notes issued in exchange therefor) payments of principal thereof and interest and premium, if any, thereon, which comply with the terms of this Agreement, shall be made by bank wire transfer of immediately available funds for credit to your account #050-53-360 in Morgan Guaranty Trust Company of New York, 15 Broad Street, New York, N.Y. Each such bank wire transfer shall set forth the name of the Company, the full title (including the coupon rate and final maturity date) of the Notes, a reference to "security no. 374478XB6", and the due date and application (as between principal and interest) of the payment being made. You agree that, before disposing of any Note, you will make a notation thereon of all principal payments previously made thereon and of the date to which interest thereon has been paid, and will notify the Company of the name and address of the transferee of such Note.

          11B.    Expenses.  The Company agrees, whether or not the
transaction hereby contemplated shall be consummated, to pay, and save you harmless against liability for the payment of, all out-of-pocket expenses arising in connection with this transaction, including all stamp and other taxes (including any intangible personal property tax, together with interest and penalties, if any, and any income tax payable by you in respect of any reimbursement therefor) which may be payable in respect of the execution and delivery of this Agreement or the execution, delivery or acquisition of any Note issued under or pursuant to this Agreement, all stenographic and duplication costs and the fees and expenses of your special counsel in connection with this Agreement, the transaction contemplated hereby and any modification of, or consent under, this Agreement, and the cost and expenses, including attorneys' fees, incurred by you in enforcing any of your rights hereunder or thereunder, including without limitation costs and expenses incurred in any bankruptcy case. The obligations of the Company under this paragraph 11B shall survive transfer by you and payment of any Note.

          11C.    Consent to Amendments.  This Agreement may be amended,
and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, if the Company shall obtain your prior written consent to such amendment, action or omission to act. Each holder of any Note at the time or thereafter outstanding shall be bound by any consent authorized by this paragraph 11C or paragraph 11D(3), whether or not such Note shall have been marked to indicate such consent, but any Note issued thereafter may contain a reference, or bear a notation referring, to any such consent. No course of dealing between the Company and the holder of any Note nor any delay in exercising any rights hereunder or under any Note shall operate as a waiver of any rights of any holder of such Note. As used herein and in the Note, the term "this Agreement" and references thereto shall mean this Agreement as it may, from time to time, be amended or supplemented.

          11D.    Provisions Applicable if Any Note Sold.  In the event
that you shall sell or otherwise transfer any Note or any part thereof to any Person other than the Company, the following provisions shall apply:

          11D(1) Notices to Subsequent Holder - If any Note shall have been transferred to another holder pursuant to paragraph 11E and such holder shall have designated in writing the address to which communications with respect to such Note shall be mailed, all notices, certificates, requests, statements and other documents required or permitted to be delivered to you by any provision hereof shall also be delivered to each such holder, except that financial statements and other documents provided for in paragraph 5A need not be delivered to any such holder holding less than 10% of the aggregate principal amount of Notes from time to time outstanding.

          11D(2) Pro Rata Payments - All interest payments and payments or prepayments of principal and premium (if any) shall be made and applied pro rata on all Notes outstanding including, for the purpose of this paragraph 11D(2) only, all Notes acquired by the Company or any Subsidiary other than by prepayment in accordance with the terms of this Agreement.

          11D(3) Consent by Holders of 66-2/3% - Any consent, notice or demand required or permitted to be given by you by any provision hereof shall be sufficient if given by the holder or holders of at least two-thirds of the principal amount of Notes at the time outstanding except that, without the written consent of the holder or holders of all Notes at the time outstanding, no amendment to this Agreement shall extend the maturity of any Note, or reduce the principal, rate of interest or any premium payable with respect to any Note, or affect the time or amount of any required prepayments, or reduce the proportion of the principal amount of the Notes required with respect to any consent.

          11E.      Form, Registration, Transfer and Exchange of Notes.
The Notes are issuable only as registered Notes without coupons in the denominations of $1,000 and any integral multiple of $1,000. The Company shall keep at its principal office a register in which the Company shall provide for the registration of Notes and of transfer of Notes. Upon surrender for registration of transfer of any Note at the office of the Company, the Company shall, at its expense, execute and deliver one or more new Notes of like tenor and of a like aggregate principal amount registered in the name of the designated transferee or transferees. At the option of the holder of any Note, such Note may be exchanged for other Notes of like tenor and of any authorized denominations, of a like aggregate principal amount, upon surrender of the Note to be exchanged at the office of the Company. Whenever any Notes are so surrendered for exchange, the Company shall, at its expense, execute and deliver the Notes which the Noteholder making the exchange is entitled to receive. Every Note presented or surrendered for registration of transfer shall be duly endorsed, or be accompanied by a written instrument of transfer duly executed, by the holder of such Note or his attorney duly authorized in writing. Any Note or Notes issued in exchange for any Note or upon transfer thereof shall carry the rights to unpaid interest and interest to accrue which were carried by the Note so exchanged or transferred, and neither gain nor loss of interest shall result from any such transfer or exchange. Upon receipt of written notice from you or other evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of any Note held by you and, in the case of any such loss, theft or destruction, upon receipt of your unsecured indemnity agreement, or other indemnity reasonably satisfactory to the Company, or in the case of any mutilation upon surrender and cancellation of such Note, the Company will make and deliver a new Note, of like tenor, in lieu of the lost, stolen, destroyed or mutilated Note. In fulfilling its duties under this paragraph 11E, the Company shall be under no duty to make any investigation or inquiry as to any statements contained or matters referred to in any resolution, notice, telegram, request, consent, waiver, certificate, statement, affidavit, voucher, bond or other paper or document tendered to it which it shall in good faith believe to be genuine and to have been passed or signed by the proper board, body or person, but may accept and rely upon the same as conclusive evidence of the truth and accuracy of the matters therein referred to, and shall be protected and shall incur no liability in acting or proceeding in good faith in reliance thereon.

          11F.    Persons Deemed Owners.  Prior to due presentment for
registration of transfer, the Company may treat the Person in whose name any Note is registered as the owner and holder of such Note for the purpose of receiving payment of principal of and interest and premium (if any) on such Note and for all other purposes whatsoever, whether or not such Note shall be overdue, and the Company shall not be affected by notice to the contrary.

          11G.    Survival of Representations and Warranties.  All
representations and warranties contained herein or made in writing by the Company in connection herewith shall survive the execution and delivery of this Agreement and of the Notes, regardless of any investigation made by you or on your behalf.

          11H.    Successors and Assigns.  All covenants and agreements
in this Agreement contained by or on behalf of either of the parties hereto shall bind and inure to the benefit of the respective successors and assigns of the parties hereto whether so expressed or not.

          11I.    Notices.  All communications provided for hereunder
shall be sent by first class mail and, if to you, addressed to you in the manner (except as otherwise provided in paragraph 11A with respect to payments of principal of and interest and premium, if any, on the Notes) in which this letter is addressed, and if to the Company, at P.O. Box 1804, Washington, D.C. 20013, with a copy to the offices of the Company at 6300 Sheriff Road, Landover, MD 20785, or to such other address with respect to either party as such party shall notify the other in writing.

          11J.    Descriptive Headings.  The descriptive headings of the
several paragraphs of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

          11K.    Satisfaction Requirement.  If any agreement,
certificate or other writing, or any action taken or to be taken, is by the terms of this Agreement required to be satisfactory to you, the determination of such satisfaction shall be made by you in your sole and exclusive judgment exercising good faith.

          11L.    Governing Law. This Agreement shall be construed and
enforced in accordance with, and the rights of the parties shall be governed by the law of the State of New York. This Agreement may not be changed orally, but (subject to the provisions of paragraphs 11C and 11D(3)) only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

          11M.    Counterparts.  This Agreement may be executed
simultaneously in two or more counterparts, each of which shall be deemed an original, and it shall not be necessary in making proof of this Agreement to produce or account for more than one such counterpart.

          11N.    Amendment of Existing Agreement.  Paragraph 4C of the
Note Agreement, dated October 28, 1986, between the Company and you, pursuant to which the 9.60% promissory notes were issued and sold to you, is hereby amended so as to include the Notes issued or to be issued under this Agreement in the term "Notes" as used in clause (b) of the proviso to said paragraph 4C.

          If you are in agreement with the foregoing, please sign the form of acceptance on the enclosed counterpart of this letter and return the same to the undersigned, whereupon this letter shall become a binding agreement between you and the undersigned.

                                   Very truly yours,

                                   GIANT FOOD INC.


                                   By David B. Sykes

                                      Title:  Sr. Vice President -
Finance

The foregoing Agreement is
hereby accepted as of the
date first above written.

THE PRUDENTIAL INSURANCE
COMPANY OF AMERICA


By Mary Patricia Fraher
   Title:  Vice President

                                                              EXHIBIT A

                              GIANT FOOD INC.

                             PROMISSORY NOTE
No.
$                                                    New York, New York
                                                                 [date]

     FOR VALUE RECEIVED, the undersigned, GIANT FOOD INC. (herein called the "Company"), a corporation organized and existing under the laws of the State of Delaware, hereby promises to pay to

                 THE PRUDENTIAL INSURANCE COMPANY OF AMERICA or registered assigns, the principal sum of
                                    DOLLARS

on August 4, 2012, with interest (computed on the basis of a 360-day year -- 30-day month) (a) on the unpaid balance thereof at the rate of 9.83% per annum from the date hereof, payable semi-annually on the fourth day of February and August in each year, commencing with the February 4 or August 4 next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) on any overdue payment (including any overdue prepayment) of principal and, to the extent permitted by applicable law, any overdue payment of interest, payable semi-annually as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum, from time to time equal to the greater of (i) 10.83% or (ii) the rate of interest publicly announced by Morgan Guaranty Trust Company of New York from time to time in New York City as its Prime Rate.

     Payments of both principal and interest are to be made to the office of Morgan Guaranty Trust Company of New York, 15 Broad Street, New York, New York, or such other place as the holder hereof shall designate to the Company in writing, in lawful money of the United States of America.

     This Note is one of the Notes issued pursuant to an Agreement dated August 4, 1987 between the Company and The Prudential Insurance Company of America and is entitled to the benefits thereof. As provided in said Agreement, this Note is subject to prepayment, in whole or in part, in certain cases without premium and in other cases with a premium as specified in said Agreement.

                                                              Exhibit A
                                                                 page 2




     As provided in said Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or his attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company shall not be affected by any notice to the contrary.

     The Company agrees to make prepayments of principal on the dates and in the amounts specified in said Agreement.

     In case an Event of Default, as defined in said Agreement, shall occur and be continuing, the principal of this Note may be declared or otherwise become due and payable in the manner and with the affect provided in said Agreement.

                                   GIANT FOOD INC.

                                   By
                                       President


                                   By
                                       Treasurer

                                                           EXHIBIT B

                          LIST OF AGREEMENTS RESTRICTING DEBT


1. The Note Agreement, dated September 27, 1973, as amended, between Giant Food Inc. (the "Company") and The Prudential Insurance Company of America ("Prudential"), providing for the issuance of the Company's 8.20% promissory notes due September 1, 1989.

2. The Note Agreement, dated October 28, 1986, as amended, between the Company and Prudential, providing for the issuance of the Company's 9.60% promissory notes due October 15, 2001.

3. The Revolving Credit and Term Loan Agreement dated as of March 23, 1987, as amended, among the Company, The National Bank of Washington, Equitable Bank, N.A., Marine Midland Bank (Delaware), National
Association, Manufacturers Hanover Trust Company (the "Banks") and The National Bank of Washington, as agent for the Banks.

                                   EXHIBIT 10.8

                                   July 15, 1988


Giant Food Inc.
P.O. Box 1804
Washington, D.C.  20013

Attn:  David B. Sykes
Secretary, Treasurer and
Senior Vice President - Finance

Gentlemen:

          Reference is made to (i) the Note Agreement dated September 27, 1973 (the "1973 Agreement"), (ii) the Note Agreement dated October 28, 1986 (the "1986 Agreement") and (iii) the Note Agreement dated August 4, 1987 (the "1987 Agreement"), each between Giant Food, Inc. (the "Company") and The Prudential Insurance Company of America ("Prudential") and as heretofore amended.

          Pursuant to the Company's request and subject to the Company's written acceptance hereof, Prudential consents and agrees that:

(a) paragraph 6C(3)(viii) of the 1973 Agreement shall be amended to read in its entirety as follows:

     "(viii) make or permit to remain outstanding loans or advances to, or guarantee, endorse or otherwise be or become contingently liable in connection with the obligations, stock or dividends of, or own, purchase or acquire stock, obligations or securities of, any other Person, provided that the aggregate principal amount of such loans and advances, plus the aggregate amount of such contingent liabilities, plus the aggregate amount of liabilities permitted by clauses (i) and (v) of paragraph 6C(9), plus the aggregate amount of the investment (at original cost) in such stock, obligations and securities shall not exceed $5,000,000 at any time outstanding for the Company and all Subsidiaries, and further provided that no Subsidiary shall make any loan or advance to, or acquire any stock, obligations or securities of, the Company;"

(b) paragraph 6(c)(3)(vii) of each of the 1986 Agreement and the 1987 Agreement shall be amended to read in its entirety as follows:

        "(vii) make or permit to remain outstanding loans or advances to, or guarantee, endorse or otherwise be or become contingently liable in connection with the obligations, stock or dividends of, or own, purchase or acquire stock, obligations or securities of, any other Person, provided that the aggregate principal amount of such loans and advances, plus the aggregate amount of such contingent liabilities, plus the aggregate amount of liabilities permitted by clauses (i) and (v) of paragraph 6C(9), plus the aggregate amount of the investment (at original cost) in such stock, obligations and securities shall not exceed $5,000,000 at any time outstanding for the Company and all Subsidiaries, and further provided that no Subsidiary shall make any loan or advance to, or acquire stock, obligations or securities of, the Company, and"

     If you are in agreement with the foregoing, please sign the form of acceptance on the enclosed counterpart of this letter and return the same to the undersigned, whereupon this letter shall become a binding agreement between the Company and Prudential.
                         Very truly yours,

     The Prudential Insurance
          Company of America



     by
          Name:
          Title:

The foregoing agreement is hereby
accepted as of the date first
above written.

GIANT FOOD, INC.

By
     Name:
     Title:
     Date:

                               EXHIBIT 10.9

                              August 5, 1991


Giant Food Inc.
P.O. Box 1804
Washington, D.C.  20013

     Attn:  David B. Sykes
            Secretary, Treasurer and
            Senior Vice President - Finance

Gentlemen:

Reference is made to the note agreement between Giant Food Inc. (the "Company") and The Prudential Insurance Company of America
("Prudential"), dated October 28, 1986, as amended (the "1986
Agreement"), pursuant to which the Company issued and sold, and Prudential purchased, the Company's 9.6% promissory note due October 15, 2001, in the aggregate principal amount of $50,000,000 (the "2001
Notes").

Further reference is made to the note agreement between the Company and Prudential, dated August 4, 1987, as amended (the "1987 Agreement", and together with the 1986 Agreement, the "Agreements"), pursuant to which the Company issued and sold, and Prudential purchased, the Company's 9.83% promissory notes due August 4, 2012, in the aggregate principal amount of $29,000,000 (the "2012 Notes").

Pursuant to the request of the Company and the provisions of paragraph 11C of the Agreements, Prudential hereby consents that clause (vii) of paragraph 6C(3) of the Agreements is hereby amended by striking
"$5,000,000" and by substituting "$15,000,000".

     Very truly yours,

     The Prudential Insurance
          Company of America



     by
          Vice President

                                  EXHIBIT 10.10

                 AMENDMENT, ASSUMPTION AND GUARANTY AGREEMENT


     This Amendment, Assumption and Guaranty Agreement dated as of February 28, 1992 is entered into by and among Giant Food Inc., a Delaware corporation (the "Guarantor"), Giant of Landover, Inc., a Maryland corporation ("Obligor") and The Prudential Insurance Company of America, a New Jersey mutual insurance company ("Prudential").

     WHEREAS the Guarantor and Prudential have entered into (i) a Note Agreement dated October 28, 1986 (as amended by the letter agreements dated October 27, 1987, July 15, 1988 and August 5, 1991, the "1986 Note Agreement"), pursuant to which the Guarantor issued and sold and Prudential purchased the Guarantor's 9.60% Promissory Notes due October 15, 2001 in the aggregate principal amount of $50,000,000 (the "9.60% Notes") and (ii) a Note Agreement dated August 4, 1987 (as amended by the letter agreements dated October 27, 1987, July 15, 1988 and August 5, 1991, the "1987 Note Agreement"), pursuant to which the Guarantor issued and sold and Prudential purchased the Guarantor's 9.83% Promissory Notes due August 4, 2012 in the aggregate principal amount of $29,000,000 (the "9.83% Notes") (the 1986 Note Agreement and the 1987 Note Agreement are referred to herein, collectively, as the "Note Agreements" and the 9.60% Notes and the 9.83% Notes are referred to herein, collectively, as the "GFI Notes"); and

     WHEREAS the Guarantor wishes to (i) transfer a Substantial Part (as that term is defined in the Note Agreements) of its assets to Obligor, a newly formed wholly-owned Subsidiary of the Guarantor, and (ii) merge two other Subsidiaries, Giant of D.C., Inc. and Giant of Virginia, Inc., with and into Obligor, so as to simplify management and operating relationships and achieve certain administrative cost savings (the transactions described in clauses (i) and (ii) above are referred to herein as the "Transactions"); and

     WHEREAS paragraph 6C(5) of the Note Agreements prohibits the Guarantor from transferring a Substantial Part of its assets to any person; and

     WHEREAS in order to induce Prudential to consent to the Transactions, the Guarantor has agreed to Guarantee all obligations of Obligor under this Agreement, the Note Agreements and the Obligor Notes (as defined below);

     NOW THEREFORE, pursuant to the terms and subject to the conditions set forth herein, the Guarantor, Obligor and Prudential hereby agree as follows:

     1. Definitions. Capitalized terms used herein and not otherwise defined shall have the meanings set forth in the Note Agreements.

     2.     Assignment and Assumption; Issuance of Obligor Notes;
Exchange of GFI Notes for Obligor Notes. (i) In accordance with that certain General Assignment of Assets and Agreement with General

Undertaking as approved by the Board of Directors of Guarantor on February 27, 1992, and approved by the Board of Directors of Obligor by unanimous written consent, the Guarantor hereby assigns and delegates to Obligor all of its rights, duties, obligations and liabilities under the Note Agreements and under the GFI Notes and Obligor hereby assumes such rights, duties, obligations and liabilities and agrees to be obligated thereunder as if it had been a party to the Note Agreements and had originally issued the GFI Notes pursuant thereto; provided, however, that the provisions of paragraphs 5, 6 and 8 of the Note Agreements shall continue to apply to the Guarantor and its Subsidiaries and in accordance with paragraph 4 hereof the Guarantor shall be liable as Guarantor of the obligation of Obligor under the Note Agreements and the Obligor Notes.

(ii) Obligor will authorize the issue of (A) its promissory notes (together with any notes which may be issued hereunder and under the 1986 Note Agreement in substitution therefor, called the "Obligor 9.60% Notes") bearing interest at the rate of 9.60% per annum due October 15, 2001 in an aggregate principal amount of $50,000,000 to be substantially in the form of Exhibit A hereto and (ii) its promissory notes (together with any notes which may be issued hereunder and under the 1987 Note Agreement in substitution therefor, called the "Obligor 9.83% Notes") bearing interest at the rate of 9.83 % per annum due August 4, 2012 in an aggregate principal amount of $24,360,000 to be substantially in the form of Exhibit B hereto. The Obligor 9.83% Notes and the Obligor 9.60% Notes are referred to herein as the "Obligor Notes".

(iii) Upon receipt of the Obligor Notes, Prudential will promptly deliver to Guarantor for cancellation the GFI Notes.

     3. Amendments to Note Agreements. The Note Agreements are hereby amended as follows:

     3A.     Clauses (iii), (iv) and (v) of paragraph 6C(2) of the Note
Agreements are hereby amended and restated to read as follows:

             "(iii) other Current Debt of the Company or the Obligor not in excess of an aggregate principal amount of $10,000,000 at any time outstanding, provided that neither the Company nor the Obligor shall create, incur, assume or suffer to exist any Current Debt permitted by this clause (iii) on any day unless there shall have been a period of at least 60 consecutive days within the 12 months' period immediately preceding such day, during which the Company and the Obligor shall have been free from all Current Debt permitted by this clause (iii)",

             "(iv) Funded Debt of the Company or the Obligor if, after giving effect to the repayment of any other Funded Debt and to the concurrent repayment of any Funded Debt, the aggregate principal amount of Funded Debt of the Company and the Obligor at any time outstanding does not exceed an amount equal to Consolidated Tangible Net Worth," and

             "(v) Funded Debt and Current Debt of the Company or the Obligor secured by Liens permitted by the provisions of clauses (iv) and
(v) of paragraph 6C(1), provided that the aggregate principal amount of all such Debt at any time outstanding after giving effect thereto and to any concurrent repayment shall not exceed an amount equal to 20% of Consolidated Tangible Net Worth."

     3B.     Clauses (i), (ii) and (iii) of paragraph 6C(5) of the Note
Agreements are hereby amended and restated as follows:

             "(i) any Subsidiary (other than the Obligor) may merge with the Company or the Obligor (provided that the Company or the Obligor shall be the continuing or surviving corporation) or any one or more other Subsidiaries, and the Obligor may merge with the Company;"

             "(ii) any Subsidiary (other than the Obligor) may sell, lease, transfer or otherwise dispose of any of its assets to the Company or the Obligor or another Subsidiary, and the Obligor may sell, lease, transfer or otherwise dispose of any of its assets to the Company and may sell, transfer or otherwise dispose of inventory to another Subsidiary in the ordinary course of business;"

             "(iii) any Subsidiary (other than the Obligor) may sell or otherwise dispose of all or substantially all of its assets subject to the conditions specified in paragraph 6C(4) with respect to a sale of the stock of such Subsidiary."

     3C.     Clause (iv) of paragraph 6C(5) of the Note Agreements is
hereby amended by deleting ";"at the end thereof and inserting ", and" in its place.

     3D.     Paragraph 6C(5) is hereby amended by adding the following
clause at the end thereof:

            "(v) Obligor may merge with or into a wholly-owned Subsidiary subject to the following conditions precedent: (A) immediately after giving effect to such merger, no Event of Default or Default shall have occurred or be continuing, (B) the surviving or continuing corporation (if other than the Obligor) shall have assumed all of the obligations of Obligor hereunder and under the Notes pursuant to an assumption agreement in form and substance satisfactory to the Required Holders, (C) the holders of the Notes shall have received a satisfactory opinion of counsel for the Company to the effect that this Agreement and the Notes are enforceable against the surviving corporation and as to such other matters as the Required Holders may request and (D) the holders of the Notes shall have received evidence satisfactory to them that the guaranty of the Company shall continue in full force and effect after such merger;"

     3E.     Paragraph 10 of the Note Agreements is hereby amended by
adding the following after paragraph 10L:

     "10M.     'Guaranty' shall mean the Guaranty of the Company of the
obligations of the Obligor under the Notes and this Agreement included in paragraph 4 of that certain Amendment, Assumption and Guaranty Agreement dated as of February 28, 1992 among the Company, the Obligor and The Prudential Insurance Company of America pursuant to which the Obligor assumed the obligations of the Company under this Agreement and the Notes and the Company guaranteed the Obligor's obligations hereunder and thereunder."

     "10N.     'Obligor' shall mean Giant of Landover, Inc., a Maryland
corporation and a wholly-owned Subsidiary of the Company."

     "10O. 'Required Holders' shall mean the holder or holders of 66 2/3% of the principal amount of the Notes from time to time outstanding."

     3F.     From and after the effective date of this Agreement, the
term "Notes" in the Note Agreements shall mean the Obligor Notes. Except as amended hereby, the Note Agreements shall continue in full force and effect as in effect on the effective date of this Agreement.

     3G.     Paragraph 7 of the Note Agreements is hereby amended by
inserting the words "or the Obligor" after the words "the Company" in clauses (i), (ii), (iv), (vi) and (xi) thereof.

     4.     Guaranty Agreement.

     4A.     Guaranty.  The Guarantor hereby irrevocably and
unconditionally guarantees to each holder from time to time of any of the Obligor Notes, the due and punctual payment in full of (i) the principal of, premium, if any, and interest on, and any other amounts due under, the Obligor Notes when and as the same shall become due and payable (whether at stated maturity or by required or optional prepayment or by acceleration or otherwise) and (ii) any other sums which may become due under the terms and provisions of this Agreement, the Note Agreements, as amended by this Agreement (the "Amended Note Agreements") and the Obligor Notes (all such obligations described in clauses (i) and (ii) above are herein called the "Guaranteed Obligations"). The guaranty in the preceding sentence is an absolute, present and continuing guaranty of payment and not of collectibility and is in no way conditional or contingent upon any attempt to collect from or upon any other action, occurrence or circumstance whatsoever. In the event that Obligor shall fail so to pay any of such Guaranteed Obligations, the Guarantor agrees to pay the same when due to the holders of the Obligor Notes entitled thereto, without demand, presentment, protest or notice of any kind, in lawful money of the United States of America, at the place for payment specified in the Obligor Notes and the Amended Note Agreements. Each default in payment of principal of, premium, if any, or interest on any Obligor Note shall give rise to a separate cause of action hereunder and separate suits may be brought hereunder as each cause of action arises. The Guarantor hereby agrees that the Obligor Notes issued in connection herewith and with the Amended Note Agreements may make reference to this guaranty.

The Guarantor hereby agrees to pay and to indemnify and save the holders of the Obligor Notes harmless from and against any damage, loss, cost or expense (including attorneys' fees) which such holder may incur or be subject to as a consequence, direct or indirect, of (i) any breach by the Guarantor or by Obligor of any warranty, covenant, term or condition in, or the occurrence of any default under, this Agreement, the Obligor Notes or the Amended Note Agreements, together with all expenses resulting from the compromise or defense of any claims or liabilities arising as a result of any such breach or default, and (ii) any legal action commenced to challenge the validity of this Agreement or the provisions of this paragraph 4, the Obligor Notes or the Amended Note Agreements.

     4B.     Obligations Absolute.  The obligations of the Guarantor
hereunder shall be primary, absolute, irrevocable and unconditional, irrespective of the validity, regularity or enforceability of this Agreement, the Obligor Notes or of the Amended Note Agreements, shall not be subject to any counterclaim, set off, deduction or defense based upon any claim the Guarantor may have against Obligor or any holder of the Obligor Notes or otherwise, and shall remain in full force and effect without regard to, and shall not be released, discharged or in any way affected by, any circumstance or condition whatsoever (whether or not the Guarantor shall have any knowledge or notice thereof), including, without limitation: (a) any amendment, modification of or supplement to this Agreement (other than paragraph 4 hereof, which shall require the Guarantor's prior written consent), the Amended Note Agreements, the Obligor Notes or any other instrument referred to therein (except that the obligations of the Guarantor hereunder shall apply to this Agreement, the Amended Note Agreements, the Obligor Notes or such other instruments as so amended, modified or supplemented) or any assignment or transfer of any thereof or of any interest therein, or any furnishing, acceptance or release of any security for the Obligor Notes, (b) any waiver, consent, extension, indulgence or other action or inaction under or in respect of the Obligor Notes or in respect of the Amended Note Agreements; (c) any bankruptcy, insolvency, readjustment, composition, liquidation or similar proceeding with respect to Obligor or its property; (d) any merger, amalgamation or consolidation of the Guarantor or of Obligor into or with any other corporation or any sale, lease or transfer of any or all of the assets of the Guarantor or of Obligor to any person; (e) any failure on the part of Obligor for any reason to comply with or perform any of the terms of any other agreement with the Guarantor; or (f) any other circumstance which might otherwise constitute a legal or equitable discharge or defense of a guarantor. The Guarantor covenants that its obligations hereunder will not be discharged except by payment in full of all of the Guaranteed Obligations.

     4C.     Waiver.  The Guarantor unconditionally waives to the fullest extent permitted by law, (a) notice of acceptance hereof, of any action taken or omitted in reliance hereon and of any defaults by Obligor in the payment of any amounts due under the Obligor Notes or the Amended Note Agreements, and of any of the matters referred to in paragraph 4B hereof,
(b) all notices which may be required by statute, rule of law or otherwise to preserve any of the rights of each holder from time to time of the Obligor Notes against the Guarantor, including, without limitation, presentment to or demand for payment from Obligor or the Guarantor with respect to any Obligor Note, notice to Obligor or to the Guarantor of default or protest for nonpayment or dishonor and the filing of claims with a court in the event of the bankruptcy of Obligor, (c) any right to the enforcement, assertion or exercise by any holder of the Obligor Notes of any right, power or remedy conferred in this Agreement, the Amended Note Agreements or the Obligor Notes, (d) any requirement or diligence on the part of any holder of the Obligor Notes and (e) any other act or omission or thing or delay to do any other act or thing which might in any manner or to any extent vary the risk of the Guarantor or which might otherwise operate as a discharge of the Guarantor.

     4D.     Obligations Unimpaired.  The Guarantor authorizes the
holders of the Obligor Notes, without notice or demand to the Guarantor and without affecting its obligations hereunder, from time to time (a) to renew, compromise, extend, accelerate or otherwise change the time for payment of, or otherwise change the terms of, all or any part of this Agreement (other than this paragraph 4), the Obligor Notes, the Amended Note Agreements or any other instrument referred to herein or therein,
(b) to take and hold security for the payment of the Obligor Notes, for the performance of the guaranty contained in this paragraph 4 or otherwise for the indebtedness guaranteed hereby and to exchange, enforce, waive and release any such security, (c) to apply any such security and to direct the order or manner of sale thereof as the holders of the Obligor Notes in their sole discretion may determine, (d) to obtain additional or substitute endorsers or guarantors, (e) to exercise or refrain from exercising any rights against Obligor and others, and (f) to apply any sums, by whomsoever paid or however realized, to the payment of the principal of, premium, if any, and interest on the Obligor Notes and any other Guaranteed Obligation hereunder. The Guarantor waives any right to require the holders of the Obligor Notes to proceed against any additional or substitute endorsers or guarantors or to pursue or exhaust any security provided by Obligor, the Guarantor or any other person or to pursue any other remedy available to such holders.


     4E.     Subrogation.  The Guarantor will not exercise any rights
which it may have acquired by way of subrogation under this paragraph 4, by any payment made hereunder or otherwise, or accept any payment on account of such subrogation rights, or any rights of reimbursement or indemnity or any rights or recourse to any security for the Obligor Notes or this paragraph 4 unless and until all of the obligations, undertakings or conditions to be performed or observed by Obligor pursuant to the Obligor Notes, the Amended Note Agreements and this Agreement at the time of the Guarantor's exercise of any such right shall have been performed, observed or paid in full.

For a period of one year after the payment in full of the Guaranteed Obligations, the Guarantor hereby waives (x) all rights of subrogation which it may at any time otherwise have as a result of this paragraph 4 (whether, statutory or otherwise) to the claims of the holders of the Obligor Notes against Obligor or any other guarantor of the Guaranteed Obligations (each referred to herein as the "Other Party") and all contractual, statutory or common law rights of reimbursement, contribution or indemnity from any Other Party which it may at any time otherwise have as a result of this paragraph 4; (y) any right to enforce any other remedy which the holders of the Obligor Notes now have or may hereafter have against any Other Party, any endorser or any other guarantor of all or any part of the Guaranteed Obligations; and (z) all claims (as such term is defined in the Bankruptcy Code) it may at any time otherwise have against any Other Party arising from any transaction whatsoever, including without limitation its right to assert or enforce any such claims.

     4F.     Reinstatement of Guaranty.  The guaranty contained in this paragraph 4 shall continue to be effective, or be reinstated, as the case may be, if and to the extent at any time payment, in whole or in part, of any of the sums due to any holder of the Obligor Notes for principal, premium, if any, or interest on the Obligor Notes or any of the other Guaranteed Obligations is rescinded or must otherwise be restored or returned by such holder upon the insolvency, bankruptcy, dissolution, liquidation or reorganization of Obligor, or upon or as a result of the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to Obligor or any substantial part of its property, or otherwise, all as though such payments had not been made.
If an event permitting the acceleration of the maturity of the principal amount of the Obligor Notes shall at any time have occurred and be continuing and such acceleration shall at such time be prevented or the right of any holder of an Obligor Note to receive any payment under any Obligor Note shall at such time be delayed or otherwise affected by reason of the pendency against Obligor of a case or proceeding under a bankruptcy or insolvency law, the Guarantor agrees that, for purposes of this paragraph 3 and its obligations thereunder, the maturity of such principal amount shall be deemed to have been accelerated with the same effect as if the holders of the Obligor Notes had accelerated the same in accordance with the terms of the Amended Note Agreements, and the Guarantor shall forthwith pay such accelerated principal amount, accrued interest and premium, if any, thereon and any other amounts guaranteed under this paragraph 4.
     4G.     Rank of Guaranty.  The Guarantor agrees that its obligations under this paragraph 4 shall rank at least pari passu with all other unsecured senior obligations of the Guarantor now or hereafter existing.

     4H.     Additional Covenants of the Guarantor.  The Guarantor hereby acknowledges and agrees that it will continue to be bound by the provisions of paragraphs 5 and 6 of the Note Agreements, as amended by this Agreement.

     4I.     Representations and Warranties of the Guarantor.  The
Guarantor represents and warrants as follows:

            (a) The representations and warranties described in paragraph 8 of the Note Agreements, as amended by this Agreement, are true and correct on the effective date of this Agreement as if made on such date provided that paragraph 8B shall relate to the Consolidated Balance Sheets of the Guarantor and its Subsidiaries dated February 24, 1990 and February 23, 1991 and Consolidated Statements of Earnings, Capital Stock, Retained Earnings and Changes in Financial Position of the Guarantor and its Subsidiaries for the fiscal years ended on such dates and the Consolidated Balance Sheets of the Guarantor and its Subsidiaries as at November 2, 1991 and February 23, 1991 and Consolidated Statements of Income of the Guarantor and its Subsidiaries for the thirty-six and twelve week periods ended on November 2, 1991 and November 3, 1990 and the Consolidated Statements of Cash Flows of the Guarantor and its Subsidiaries for the thirty-six week periods ended on such dates.

     (b) No Default or Event of Default has occurred or is continuing on the effective date of this Agreement.

     (c) The execution, delivery and performance of this Agreement have been duly authorized by all necessary corporate action on the part of the Guarantor. This Agreement has been duly and validly executed and delivered and constitutes the legal, valid and binding obligation of the Guarantor, enforceable against it in accordance with its terms, subject to (i) applicable bankruptcy, insolvency, moratorium, reorganization, receivership and similar laws affecting the rights and remedies of creditors generally, and (ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

     4J.     Term of Guaranty.  The guaranty contained in this paragraph
4 and all covenants and agreements of the Guarantor contained therein shall continue in full force and effect and shall not be discharged until such time as all of the Guaranteed Obligations shall be paid or otherwise discharged in full.

     4K.     Survival.  All warranties, representations and covenants
made by the Guarantor in this paragraph 4 or in any certificate or other instrument delivered by it or on its behalf under this Agreement shall be considered to have been relied upon by the holders of the Obligor Notes and shall survive the execution and delivery of this Guaranty Agreement, regardless of any investigation made by the holders of the Obligor Notes, or on their behalf.

     4L.     Further Assurances.  The Guarantor hereby agrees to execute and deliver all such instruments and take all such action as the holders of the Obligor Notes may from time to time reasonably request in order to effectuate fully the purposes of the guaranty contained in this paragraph 4.

     5. Conditions to Effectiveness. This Agreement shall become effective upon satisfaction of the following conditions precedent:

     (i) The Guarantor, Obligor and Prudential shall have caused this Agreement to be duly executed by their respective authorized officers,

     (ii) the Obligor and the Guarantor shall have duly executed and delivered to Prudential the Obligor Notes,

     (iii) Prudential shall have received an opinion of counsel for the Guarantor and the Obligor to the effect that this Agreement and the Obligor Notes have been duly authorized, executed and delivered by the Guarantor and Obligor and are enforceable against each of them in accordance with their respective terms, and as to such other matters as Prudential may request,

     (iv) Prudential shall have received a copy of the charter of Obligor, certified as true and correct and having been filed in the state of incorporation of Obligor, and

     (v) The Guarantor shall have paid $10,000 to the account of PruCapital Management, Inc. at Morgan Guaranty Trust Company of New York, Account No. 050-53-305 (ABA No. 021-000-238), as a structuring fee.

     6. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one instrument.

     7. Notices. For purposes of paragraph 11I of the Note Agreements, communications sent to Obligor shall be sent to it at P.O. Box 1804, Washington, D.C. 20013, with a copy to the offices of the Guarantor at 6300 Sheriff Road, Landover, MD 20785, or to such other address with respect to any party as such party shall notify the others in writing.

     8. Construction. The section and subsection headings in this Agreement are for convenience of reference only and shall neither be deemed to be a part of this Agreement nor modify, define, expand or limit any of the terms or provisions hereof.

     9. Severability. If any provision of this Agreement, or the application thereof to any person or circumstances, shall, for any reason or to any extent, be invalid or unenforceable, such invalidity or unenforceability shall not in any manner affect or render invalid or unenforceable the remainder of this Agreement, and the application of that provision to other persons or circumstances shall not be affected but, rather, shall be enforced to the extent permitted by applicable law.

     10. Successors. The terms and provisions of this Agreement shall be binding upon and inure to the benefit of the Guarantor, Obligor and the holders from time to time of the Notes and their respective permitted successors, transferees and assigns.

     11. Governing Law. THIS AGREEMENT SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, AND THE RIGHTS OF THE PARTIES SHALL BE GOVERNED BY, THE LAW OF THE STATE OF NEW YORK.

     IN WITNESS WHEREOF, the undersigned have caused this Agreement to be executed by their respective authorized officers as of the date first above written.

     GIANT FOOD INC.


                              By:
                                   Name:
                                   Title:

                              GIANT OF LANDOVER, INC.


                              By:
                                   Name:
                                   Title:

                              THE PRUDENTIAL INSURANCE COMPANY
                                                   OF AMERICA


                              By:
                                        Name:
                                        Title:

                                                             Exhibit A

                            GIANT OF LANDOVER, INC.

                              PROMISSORY NOTE

                        GUARANTEED BY GIANT FOOD INC.

No. _____
$________                                            February 28, 1992


     FOR VALUE RECEIVED, the undersigned, GIANT OF LANDOVER, INC. (herein called the "Company"), a corporation organized and existing under the laws of the State of Maryland, hereby promises to pay to

                   THE PRUDENTIAL INSURANCE COMPANY OF AMERICA or registered assigns, the principal sum of
                             __________ DOLLARS

     On October 15, 2001, with interest (computed on the basis of a 360-day year -- 30-day month) (a) on the unpaid balance thereof at a rate of 9.60% per annum from the date hereof, payable semi-annually on the fifteenth day of April and October in each year, commencing with the April 15 or October 15 next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) on any overdue payment (including any overdue prepayment) of principal and, to the extent permitted by applicable law, any overdue payment of interest, payable semi-annually as aforesaid (or at the option of the registered holder hereof, on demand), at a rate per annum, from time to time equal to the greater of (i) 10.60% or (ii) the rate of interest publicly announced by Morgan Guaranty Trust Company of New York from time to time in New York City as its Prime Rate.

     Payments of both principal and interest are to be made to the office of Morgan Guaranty Trust Company of New York, 15 Broad Street, New York, New York, or such other place as the holder hereof shall designate to the Company in writing, in lawful money of the United States of America.

     This Note is one of the Notes issued pursuant to an Agreement dated October 28, 1986 between Giant Food Inc. and The Prudential Insurance Company of America (as amended by the letter agreements dated October 27, 1987, July 15, 1988 and August 5, 1991 and by the Amendment, Assumption and Guaranty Agreement dated as of February 28, 1992, among the Company, Giant Food Inc., as Guarantor and The Prudential Insurance Company of America) and is entitled to the benefits thereof. As provided in said Agreement, this Note is subject to prepayment, in whole or in part, in certain cases without premium and in other cases with a premium as specified in said Agreement.

     As provided in said Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or his attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee.

Prior to due presentment for registration of transfer, the Company may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company shall not be affected by any notice to the contrary.

     The Company agrees to make prepayments of principal on the dates and in the amounts specified in said Agreement.

     In case an Event of Default, as defined in said Agreement, shall occur and be continuing, the principal of this Note may be declared or otherwise become due and payable in the manner and with the effect provided in said Agreement.


     GIANT OF LANDOVER, INC.


     By:

          President

     By:

          Treasurer

     The obligations of the Company under this Note and under said Agreement are irrevocably and unconditionally guaranteed by Giant Food Inc. (the "Guarantor") in accordance with the terms set forth in the Amendment, Assumption and Guaranty Agreement dated as of February 28, 1992 among the Company, the Guarantor and The Prudential Insurance Company of America.

                                   GIANT FOOD INC., as Guarantor


                                   By:
                                      President

                                   By:
                                      Treasurer

                                                                Exhibit B
                                GIANT OF LANDOVER, INC.
                                   PROMISSORY NOTE
                             GUARANTEED BY GIANT FOOD INC.
No. ______
$________                                                February 28, 1992


     FOR VALUE RECEIVED, the undersigned, GIANT OF LANDOVER, INC. (herein called the "Company"), a corporation organized and existing under the laws of the State of Maryland, hereby promises to pay to

                        THE PRUDENTIAL INSURANCE COMPANY OF AMERICA or registered assigns, the principal sum of
                                           DOLLARS

on August 4, 2012, with interest (computed on the basis of a 360-day year -- 30-day month) (a) on the unpaid balance thereof at the rate of 9.83% per annum from the date hereof, payable semi-annually on the fourth day of February and August in each year, commencing with the February 4 or August 4 next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) on any overdue payment (including any overdue prepayment) of principal and, to the extent permitted by applicable law, any overdue payment of interest, payable semi-annually as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum, from time to time equal to the greater of (i) 10.83% or (ii) the rate of interest publicly announced by Morgan Guaranty Trust Company of New York from time to time in New York City as its Prime Rate.

     Payments of both principal and interest are to be made to the office of Morgan Guaranty Trust Company of New York, 15 Broad Street, New York, New York or such other place as the holder hereof shall designate to the Company in writing, in lawful money of the United States of America.

     This Note is one of the Notes issued pursuant to an Agreement dated August 4, 1987 between Giant Food Inc. and The Prudential Insurance Company of America (as amended by the letter agreements dated October 27, 1987, July 15, 1988, and August 5, 1991 and by the Amendment, Assumption and Guaranty Agreement dated as of February 28, 1992, among the Company, Giant Food Inc., as Guarantor, and The Prudential Insurance Company of America) and is entitled to the benefits thereof. As provided in said Agreement, this Note is subject to prepayment, in whole or in part, in certain cases without premium and in other with a premium as specified in said Agreement.

     As provided in said Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or his attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company shall not be affected by any notice to the contrary.
                                 148
     The Company agrees to make prepayments of principal on the dates and in the amounts specified in said Agreement.

     In case an Event of Default, as defined in said Agreement, shall occur and be continuing, the principal of this Note may be declared or otherwise become due and payable in the manner and with the effect provided in said Agreement.


                              GIANT OF LANDOVER, INC.


                              By:
                                   President

                              By:
                                   Treasurer

     The obligations of the Company under this Note and under said Agreement are irrevocably and unconditionally guaranteed by Giant Food Inc. (the 'Guarantor') in accordance with the terms set forth in the Amendment, Assumption and Guaranty Agreement dated as of February 28, 1992 among the Company, the Guarantor and The Prudential Insurance Company of America.

                              GIANT FOOD, INC.


                              By:
                                   President

                              By:
                                   Treasurer

                              EXHIBIT 10.11

                 AMENDMENT, ASSUMPTION AND GUARANTY AGREEMENT


     This Amendment, Assumption and Guaranty Agreement dated as of February 28, 1992 is entered into by and among Giant Food Inc., a Delaware corporation (the "Guarantor"), Giant of Landover, Inc., a Maryland corporation ("Obligor") and The Prudential Insurance Company of America, a New Jersey mutual insurance company ("Prudential").

     WHEREAS the Guarantor and Prudential have entered into (i) a Note Agreement dated October 28, 1986 (as amended by the letter agreements dated October 27, 1987, July 15, 1988 and August 5, 1991, the "1986 Note Agreement"), pursuant to which the Guarantor issued and sold and Prudential purchased the Guarantor's 9.60% Promissory Notes due October 15, 2001 in the aggregate principal amount of $50,000,000 (the "9.60% Notes") and (ii) a Note Agreement dated August 4, 1987 (as amended by the letter agreements dated October 27, 1987, July 15, 1988 and August 5, 1991, the "1987 Note Agreement'), pursuant to which the Guarantor issued and sold and Prudential purchased the Guarantor's 9.83% Promissory Notes due August 4, 2012 in the aggregate principal amount of $29,000,000 (the "9.83 % Notes") (the 1986 Note Agreement and the 1987 Note Agreement are referred to herein, collectively, as the "Note Agreements" and the 9.60% Notes and the 9.83% Notes are referred to herein, collectively, as the "GFI Notes"); and

     WHEREAS the Guarantor wishes to (i) transfer a Substantial Part (as that term is defined in the Note Agreements) of its assets to Obligor, a newly formed wholly-owned Subsidiary of the Guarantor, and (ii) merge two other Subsidiaries, Giant of D.C., Inc. and Giant of Virginia, Inc., with and into Obligor, so as to simplify management and operating relationships and achieve certain administrative cost savings (the transactions described in clauses (i) and (ii) above are referred to herein as the "Transactions"); and

     WHEREAS paragraph 6C(5) of the Note Agreements prohibits the Guarantor from transferring a Substantial Part of its assets to any person; and

     WHEREAS in order to induce Prudential to consent to the Transactions, the Guarantor has agreed to Guarantee all obligations of Obligor under this Agreement, the Note Agreements and the Obligor Notes (as defined below);

     NOW THEREFORE, pursuant to the terms and subject to the conditions set forth herein, the Guarantor, Obligor and Prudential hereby agree as follows:

     1. Definitions. Capitalized terms used herein and not otherwise defined shall have the meanings set forth in the Note Agreements.

     2.     Assignment and Assumption; Issuance of Obligor Notes;
Exchange of GFI Notes for Obligor Notes. (i) In accordance with that certain General Assignment of Assets and Agreement with General

Undertaking as approved by the Board of Directors of Guarantor on February 27, 1992, and approved by the Board of Directors of Obligor by unanimous written consent, the Guarantor hereby assigns and delegates to Obligor all of its rights, duties, obligations and liabilities under the Note Agreements and under the GFI Notes and Obligor hereby assumes such rights, duties, obligations and liabilities and agrees to be obligated thereunder as if it had been a party to the Note Agreements and had originally issued the GFI Notes pursuant thereto; provided, however, that the provisions of paragraphs 5, 6 and 8 of the Note Agreements shall continue to apply to the Guarantor and its Subsidiaries and in accordance with paragraph 4 hereof the Guarantor shall be liable as a Guarantor of the obligations of Obligor under the Note Agreements and Obligor Notes.

(ii) Obligor will authorize the issue of (A) its promissory notes (together with any notes which may be issued hereunder and under the 1986 Note Agreement in substitution therefor, called the "Obligor 9.60% Notes") bearing interest at the rate of 9.60% per annum due October 15, 2001 in an aggregate principal amount of $50,000,000 to be substantially in the form of Exhibit A hereto and (ii) its promissory notes (together with any notes which may be issued hereunder and under the 1987 Note Agreement in substitution therefor, called the "Obligor 9.83% Notes") bearing interest at the rate of 9.83 % per annum due August 4, 2012 in an aggregate principal amount of $24,360,000 to be substantially in the form of Exhibit B hereto. The Obligor 9.83% Notes and the Obligor 9.60% Notes are referred to herein as the "Obligor Notes".

(iii) Upon receipt of the Obligor Notes, Prudential will promptly deliver to Guarantor for cancellation the GFI Notes.

     3. Amendments to Note Agreements. The Note Agreements are hereby amended as follows:

     3A.     Clauses (iii), (iv) and (v) of paragraph 6C(2) of the Note
Agreements are hereby amended and restated to read as follows:

             "(iii) other Current Debt of the Company or the Obligor not in excess of an aggregate principal amount of $10,000,000 at any time outstanding, provided that neither the Company nor the Obligor shall create, incur, assume or suffer to exist any Current Debt permitted by this clause (iii) on any day unless there shall have been a period of at least 60 consecutive days within the 12 months' period immediately preceding such day, during which the Company and the Obligor shall have been free from all Current Debt permitted by this clause (iii)",

             "(iv) Funded Debt of the Company or the Obligor if, after giving effect to the repayment of any other Funded Debt and to the concurrent repayment of any Funded Debt, the aggregate principal amount of Funded Debt of the Company and the Obligor at any time outstanding does not exceed an amount equal to Consolidated Tangible Net Worth," and

             "(v) Funded Debt and Current Debt of the Company or the Obligor secured by Liens permitted by the provisions of clauses (iv) and
(v) of paragraph 6C(1), provided that the aggregate principal amount of all such Debt at any time outstanding after giving effect thereto and to any concurrent repayment shall not exceed an amount equal to 20% of

Consolidated Tangible Net Worth."

     3B.     Clauses (i), (ii) and (iii) of paragraph 6C(5) of the Note
Agreements are hereby amended and restated as follows:

             "(i) any Subsidiary (other than the Obligor) may merge with the Company or the Obligor (provided that the Company or the Obligor shall be the continuing or surviving corporation) or any one or more other Subsidiaries, and the Obligor may merge with the Company;"

             "(ii) any Subsidiary (other than the Obligor) may sell, lease, transfer or otherwise dispose of any of its assets to the Company or the Obligor or another Subsidiary, and the Obligor may sell, lease, transfer or otherwise dispose of any of its assets to the Company and may sell, transfer or otherwise dispose of inventory to another Subsidiary in the ordinary course of business;"

             "(iii) any Subsidiary (other than the Obligor) may sell or otherwise dispose of all or substantially all of its assets subject to the conditions specified in paragraph 6C(4) with respect to a sale of the stock of such Subsidiary."

     3C.     Clause (iv) of paragraph 6C(5) of the Note Agreements is
hereby amended by deleting ";"at the end thereof and inserting ", and" in its place.

     3D.     Paragraph 6C(5) is hereby amended by adding the following
clause at the end thereof:

             "(v) Obligor may merge with or into a wholly-owned Subsidiary subject to the following conditions precedent: (A) immediately after giving effect to such merger, no Event of Default or Default shall have occurred or be continuing, (B) the surviving or continuing corporation (if other than the Obligor) shall have assumed all of the obligations of Obligor hereunder and under the Notes pursuant to an assumption agreement in form and substance satisfactory to the Required Holders, (C) the holders of the Notes shall have received a satisfactory opinion of counsel for the Company to the effect that this Agreement and the Notes are enforceable against the surviving corporation and as to such other matters as the Required Holders may request and (D) the holders of the Notes shall have received evidence satisfactory to them that the guaranty of the Company shall continue in full force and effect after such merger;"

     3E.     Paragraph 10 of the Note Agreements is hereby amended by
adding the following after paragraph 10L:

     "10M.     'Guaranty' shall mean the Guaranty of the Company of the
obligations of the Obligor under the Notes and this Agreement included in paragraph 4 of that certain Amendment, Assumption and Guaranty Agreement dated as of February 28, 1992 among the Company, the Obligor and The Prudential Insurance Company of America pursuant to which the Obligor assumed the obligations of the Company under this Agreement and the Notes and the Company guaranteed the Obligor's obligations hereunder and thereunder."
                                 152

     "10N.     'Obligor' shall mean Giant of Landover, Inc., a Maryland
corporation and a wholly-owned Subsidiary of the Company."

     "10O. 'Required Holders' shall mean the holder or holders of 66 2/3% of the principal amount of the Notes from time to time outstanding."

     3F.     From and after the effective date of this Agreement, the
term "Notes" in the Note Agreements shall mean the Obligor Notes. Except as amended hereby, the Note Agreements shall continue in full force and effect as in effect on the effective date of this Agreement.

     3G.     Paragraph 7 of the Note Agreements is hereby amended by
inserting the words "or the Obligor" after the words "the Company" in clauses (i), (ii), (iv), (vi) and (xi) thereof.

     4.     Guaranty Agreement.

     4A.     Guaranty.  The Guarantor hereby irrevocably and
unconditionally guarantees to each holder from time to time of any of the Obligor Notes, the due and punctual payment in full of (i) the principal of, premium, if any, and interest on, and any other amounts due under, the Obligor Notes when and as the same shall become due and payable (whether at stated maturity or by required or optional prepayment or by acceleration or otherwise) and (ii) any other sums which may become due under the terms and provisions of this Agreement, the Note Agreements, as amended by this Agreement (the "Amended Note Agreements") and the Obligor Notes (all such obligations described in clauses (i) and (ii) above are herein called the "Guaranteed Obligations"). The guaranty in the preceding sentence is an absolute, present and continuing guaranty of payment and not of collectibility and is in no way conditional or contingent upon any attempt to collect from or upon any other action, occurrence or circumstance whatsoever. In the event that Obligor shall fail so to pay any of such Guaranteed Obligations, the Guarantor agrees to pay the same when due to the holders of the Obligor Notes entitled thereto, without demand, presentment, protest or notice of any kind, in lawful money of the United States of America, at the place for payment specified in the Obligor Notes and the Amended Note Agreements. Each default in payment or princpal of, premium, if any, or interest on any Obligor Note shall give rise to a separate cause of action hereunder and separate suits may be brought hereunder as each cause of action arises. The Guarantor hereby agrees that the Obligor Notes issued in connection herewith and with the Amended Note Agreements may make reference to this guaranty.

The Guarantor hereby agrees to pay and to indemnify and save the holders of the Obligor Notes harmless from and against any damage, loss, cost or expense (including attorneys' fees) which such holder may incur or be subject to as a consequence, direct or indirect, of (i) any breach by the Guarantor or by Obligor of any warranty, covenant, term or condition in, or the occurrence of any default under, this Agreement, the Obligor Notes or the Amended Note Agreements, together with all expenses resulting from the compromise or defense of any claims or liabilities arising as a result of any such breach or default, and (ii) any legal action commenced to challenge the validity of this Agreement or the provisions of this paragraph 4, the Obligor Notes or the Amended Note Agreements.

     4B.     Obligations Absolute.  The obligations of the Guarantor
hereunder shall be primary, absolute, irrevocable and unconditional, irrespective of the validity, regularity or enforceability of this Agreement, the Obligor Notes or of the Amended Note Agreements, shall not be subject to any counterclaim, setoff, deduction or defense based upon any claim the Guarantor may have against Obligor or any holder of the Obligor Notes or otherwise, and shall remain in full force and effect without regard to, and shall not be released, discharged or in any way affected by, any circumstance or condition whatsoever (whether or not the Guarantor shall have any knowledge or notice thereof), including, without limitation: (a) any amendment, modification of or supplement to this Agreement (other than paragraph 4 hereof, which shall require the Guarantor's prior written consent), the Amended Note Agreements, the Obligor Notes or any other instrument referred to therein (except that the obligations of the Guarantor hereunder shall apply to this Agreement, the Amended Note Agreements, the Obligor Notes or such other instruments as so amended, modified or supplemented) or any assignment or transfer of any thereof or of any interest therein, or any furnishing, acceptance or release of any security for the Obligor Notes, (b) any waiver, consent, extension, indulgence or other action or inaction under or in respect of the Obligor Notes or in respect of the Amended Note Agreements; (c) any bankruptcy, insolvency, readjustment, composition, liquidation or similar proceeding with respect to Obligor or its property; (d) any merger, amalgamation or consolidation of the Guarantor or of Obligor into or with any other corporation or any sale, lease or transfer of any or all of the assets of the Guarantor or of Obligor to any person; (e) any failure on the part of Obligor for any reason to comply with or perform any of the terms of any other agreement with the Guarantor; or (f) any other circumstance which might otherwise constitute a legal or equitable discharge or defense of a guarantor. The Guarantor covenants that its obligations hereunder will not be discharged except by payment in full of all of the Guaranteed Obligations.

     4C.     Waiver.  The Guarantor unconditionally waives to the fullest extent permitted by law, (a) notice of acceptance hereof, of any action taken or omitted in reliance hereon and of any defaults by Obligor in the payment of any amounts due under the Obligor Notes or the Amended Note Agreements, and of any of the matters referred to in paragraph 4B hereof,
(b) all notices which may be required by statute, rule of law or otherwise to preserve any of the rights of each holder from time to time of the Obligor Notes against the Guarantor, including, without limitation, presentment to or demand for payment from Obligor or the Guarantor with respect to any Obligor Note, notice to Obligor or to the Guarantor of default or protest for nonpayment or dishonor and the filing of claims with a court in the event of the bankruptcy of Obligor, (c) any right to the enforcement, assertion or exercise by any holder of the Obligor Notes of any right, power or remedy conferred in this Agreement, the Amended Note Agreements or the Obligor Notes, (d) any requirement or diligence on the part of any holder of the Obligor Notes and (e) any other act or omission or thing or delay to do any other act or thing which might in any manner or to any extent vary the risk of the Guarantor or which might otherwise operate as a discharge of the Guarantor.

     4D.     Obligations Unimpaired.  The Guarantor authorizes the
holders of the Obligor Notes, without notice or demand to the Guarantor
                                 154
and without affecting its obligations hereunder, from time to time (a) to renew, compromise, extend, accelerate or otherwise change the time for payment of, or otherwise change the terms of, all or any part of this Agreement (other than this paragraph 4), the Obligor Notes, the Amended Note Agreements or any other instrument referred to herein or therein,
(b) to take and hold security for the payment of the Obligor Notes, for the performance of the guaranty contained in this paragraph 4 or otherwise for the indebtedness guaranteed hereby and to exchange, enforce, waive and release any such security, (c) to apply any such security and to direct the order or manner of sale thereof as the holders of the Obligor Notes in their sole discretion may determine, (d) to obtain additional or substitute endorsers or guarantors, (e) to exercise or refrain from exercising any rights against Obligor and others, and (f) to apply any sums, by whomsoever paid or however realized, to the payment of the principal of, premium, if any, and interest on the Obligor Notes and any other Guaranteed Obligation hereunder. The Guarantor waives any right to require the holders of the Obligor Notes to proceed against any additional or substitute endorsers or guarantors or to pursue or exhaust any security provided by Obligor, the Guarantor or any other person or to pursue any other remedy available to such holders.


     4E.     Subrogation.  The Guarantor will not exercise any rights
which it may have acquired by way of subrogation under this paragraph 4, by any payment made hereunder or otherwise, or accept any payment on account of such subrogation rights, or any rights of reimbursement or indemnity or any rights or recourse to any security for the Obligor Notes or this paragraph 4 unless and until all of the obligations, undertakings or conditions to be performed or observed by Obligor pursuant to the Obligor Notes, the Amended Note Agreements and this Agreement at the time of the Guarantor's exercise of any such right shall have been performed, observed or paid in full.

For a period of one year after the payment in full of the Guaranteed Obligations, the Guarantor hereby waives (x) all rights of subrogation which it may at any time otherwise have as a result of this paragraph 4 (whether, statutory or otherwise) to the claims of the holders of the Obligor Notes against Obligor or any other guarantor of the Guaranteed Obligations (each referred to herein as the "Other Party") and all contractual, statutory or common law rights of reimbursement, contribution or indemnity from any Other Party which it may at any time otherwise have as a result of this paragraph 4; (y) any right to enforce any other remedy which the holders of the Obligor Notes now have or may hereafter have against any Other Party, any endorser or any other guarantor of all or any part of the Guaranteed Obligations; and (z) all claims (as such term is defined in the Bankruptcy Code) it may at any time otherwise have against any Other Party arising from any transaction whatsoever, including without limitation its right to assert or enforce any such claims.

     4F.     Reinstatement of Guaranty.  The guaranty contained in this paragraph 4 shall continue to be effective, or be reinstated, as the case may be, if and to the extent at any time payment, in whole or in part, of any of the sums due to any holder of the Obligor Notes for principal, premium, if any, or interest on the Obligor Notes or any of the other

Guaranteed Obligations is rescinded or must otherwise be restored or returned by such holder upon the insolvency, bankruptcy, dissolution, liquidation or reorganization of Obligor, or upon or as a result of the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to Obligor or any substantial part of its property, or otherwise, all as though such payments had not been made.
If an event permitting the acceleration of the maturity of the principal amount of the Obligor Notes shall at any time have occurred and be continuing and such acceleration shall at such time be prevented or the right of any holder of an Obligor Note to receive any payment under any Obligor Note shall at such time be delayed or otherwise affected by reason of the pendency against Obligor of a case or proceeding under a bankruptcy or insolvency law, the Guarantor agrees that, for purposes of this paragraph 3 and its obligations thereunder, the maturity of such principal amount shall be deemed to have been accelerated with the same effect as if the holders of the Obligor Notes had accelerated the same in accordance with the terms of the Amended Note Agreements, and the Guarantor shall forthwith pay such accelerated principal amount, accrued interest and premium, if any, thereon and any other amounts guaranteed under this paragraph 4.

     4G.     Rank of Guaranty.  The Guarantor agrees that its obligations under this paragraph 4 shall rank at least pari passu with all other unsecured senior obligations of the Guarantor now or hereafter existing.

     4H.     Additional Covenants of the Guarantor.  The Guarantor hereby acknowledges and agrees that it will continue to be bound by the provisions of paragraphs 5 and 6 of the Note Agreements, as amended by this Agreement.

     4I.     Representations and Warranties of the Guarantor.  The
Guarantor represents and warrants as follows:

    (a) The representations and warranties described in paragraph 8 of the Note Agreements, as amended by this Agreement, are true and correct on the effective date of this Agreement as if made on such date provided that paragraph 8B shall relate to the Consolidated Balance Sheets of the Guarantor and its Subsidiaries dated February 24, 1990 and February 23, 1991 and Consolidated Statements of Earnings, Capital Stock, Retained Earnings and Changes in Financial Position of the Guarantor and its Subsidiaries for the fiscal years ended on such dates and the Consolidated Balance Sheets of the Guarantor and its Subsidiaries as at November 2, 1991 and February 23, 1991 and Consolidated Statements of Income of the Guarantor and its Subsidiaries for the thirty-six and twelve week periods ended on November 2, 1991 and November 3, 1990 and the Consolidated Statements of Cash Flows of the Guarantor and its Subsidiaries for the thirty-six week periods ended on such dates.

    (b) No Default or Event of Default has occurred or is continuing on the effective date of this Agreement.

    (c) The execution, delivery and performance of this Agreement have been duly authorized by all necessary corporate action on the part of the Guarantor. This Agreement has been duly and validly executed and delivered and constitutes the legal, valid and binding obligation of the

Guarantor, enforceable against it in accordance with its terms, subject to (i) applicable bankruptcy, insolvency, moratorium, reorganization, receivership and similar laws affecting the rights and remedies of creditors generally, and (ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

     4J.     Term of Guaranty.  The guaranty contained in this paragraph
4 and all covenants and agreements of the Guarantor contained therein shall continue in full force and effect and shall not be discharged until such time as all of the Guaranteed Obligations shall be paid or otherwise discharged in full.

     4K.     Survival.  All warranties, representations and covenants
made by the Guarantor in this paragraph 4 or in any certificate or other instrument delivered by it or on its behalf under this Agreement shall be considered to have been relied upon by the holders of the Obligor Notes and shall survive the execution and delivery of this Guaranty Agreement, regardless of any investigation made by the holders of the Obligor Notes, or on their behalf.

     4L.     Further Assurances.  The Guarantor hereby agrees to execute and deliver all such instruments and take all such action as the holders of the Obligor Notes may from time to time reasonably request in order to effectuate fully the purposes of the guaranty contained in this paragraph 4.

     5. Conditions to Effectiveness. This Agreement shall become effective upon satisfaction of the following conditions precedent:

     (i) The Guarantor, Obligor and Prudential shall have caused this Agreement to be duly executed by their respective authorized officers,

     (ii) the Obligor and the Guarantor shall have duly executed and delivered to Prudential the Obligor Notes,

     (iii) Prudential shall have received an opinion of counsel for the Guarantor and the Obligor to the effect that this Agreement and the Obligor Notes have been duly authorized, executed and delivered by the Guarantor and Obligor and are enforceable against each of them in accordance with their respective terms, and as to such other matters as Prudential may request,

     (iv) Prudential shall have received a copy of the charter of Obligor, certified as true and correct and having been filed in the state of incorporation of Obligor, and

     (v) The Guarantor shall have paid $10,000 to the account of PruCapital Management, Inc. at Morgan Guaranty Trust Company of New York, Account No. 050-53-305 (ABA No. 021-000-238), as a structuring fee.

     6. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one instrument.

     7. Notices. For purposes of paragraph 11I of the Note Agreements, communications sent to Obligor shall be sent to it at P.O. Box 1804, Washington, D.C. 20013, with a copy to the offices of the Guarantor at 6300 Sheriff Road, Landover, MD 20785, or to such other address with respect to any party as such party shall notify the others in writing.

     8. Construction. The section and subsection headings in this Agreement are for convenience of reference only and shall neither be deemed to be a part of this Agreement nor modify, define, expand or limit any of the terms or provisions hereof.

     9. Severability. If any provision of this Agreement, or the application thereof to any person or circumstances, shall, for any reason or to any extent, be invalid or unenforceable, such invalidity or unenforceability shall not in any manner affect or render invalid or unenforceable the remainder of this Agreement, and the application of that provision to other persons or circumstances shall not be affected but, rather, shall be enforced to the extent permitted by applicable law.

     10. Successors. The terms and provisions of this Agreement shall be binding upon and inure to the benefit of the Guarantor, Obligor and the holders from time to time of the Notes and their respective permitted successors, transferees and assigns.

     11. Governing Law. THIS AGREEMENT SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, AND THE RIGHTS OF THE PARTIES SHALL BE GOVERNED BY, THE LAW OF THE STATE OF NEW YORK.

     IN WITNESS WHEREOF, the undersigned have caused this Agreement to be executed by their respective authorized officers as of the date first above written.
                              GIANT FOOD INC.


                              By:

                                   Name:
                                   Title:

                              GIANT OF LANDOVER, INC.


                              By:

                                   Name:
                                   Title:

                              THE PRUDENTIAL INSURANCE COMPANY
                                     OF AMERICA


                              By:

                                   Name:
                                   Title:
                                 158
                                                               Exhibit A

                              GIANT OF LANDOVER, INC.

                                 PROMISSORY NOTE

                          GUARANTEED BY GIANT FOOD INC.

No. _____
$________                                             February 28, 1992


     FOR VALUE RECEIVED, the undersigned, GIANT OF LANDOVER, INC. (herein called the "Company"), a corporation organized and existing under the laws of the State of Maryland, hereby promises to pay to

                THE PRUDENTIAL INSURANCE COMPANY OF AMERICA or registered assigns, the principal sum of
                                 __________ DOLLARS

     On October 15, 2001, with interest (computed on the basis of a 360-day year -- 30-day month) (a) on the unpaid balance thereof at a rate of 9.60% per annum from the date hereof, payable semi-annually on the fifteenth day of April and October in each year, commencing with the April 15 or October 15 next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) on any overdue payment (including any overdue prepayment) of principal and, to the extent permitted by applicable law, any overdue payment of interest, payable semi-annually as aforesaid (or at the option of the registered holder hereof, on demand), at a rate per annum, from time to time equal to the greater of (i) 10.60% or (ii) the rate of interest publicly announced by Morgan Guaranty Trust Company of New York from time to time in New York City as its Prime Rate.

     Payments of both principal and interest are to be made to the office of Morgan Guaranty Trust Company of New York, 15 Broad Street, New York, New York, or such other place as the holder hereof shall designate to the Company in writing, in lawful money of the United States of America.

     This Note is one of the Notes issued pursuant to an Agreement dated October 28, 1986 between Giant Food Inc. and The Prudential Insurance Company of America (as amended by the letter agreements dated October 27, 1987, July 15, 1988 and August 5, 1991 and by the Amendment, Assumption and Guaranty Agreement dated as of February 28, 1992, among the Company, Giant Food Inc., as Guarantor and The Prudential Insurance Company of America) and is entitled to the benefits thereof. As provided in said Agreement, this Note is subject to prepayment, in whole or in part, in certain cases without premium and in other cases with a premium as specified in said Agreement.

     As provided in said Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or his attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company shall not be affected by any notice to the contrary.

     The Company agrees to make prepayments of principal on the dates and in the amounts specified in said Agreement.

     In case an event of Default, as defined in said Agreement, shall occur and be continuing, the principal of this Note may be declared or otherwise become due and payable in the manner and with the effect provided in said Agreement.


     GIANT OF LANDOVER, INC.


     By:

          President

     By:

          Treasurer

     The obligations of the Company under this Note and under said Agreement are irrevocably and unconditionally guaranteed by Giant Food Inc. (the "Guarantor") in accordance with the terms set forth in the Amendment, Assumption and Guaranty Agreement dated as of February 28, 1992 among the Company, the Guarantor and The Prudential Insurance Company of America.

                                      GIANT FOOD INC., as Guarantor


                                   By:

                                      President

                                   By:
                                      Treasurer

        Exhibit B
                           GIANT OF LANDOVER, INC.
                             PROMISSORY NOTE
                         GUARANTEED BY GIANT FOOD INC.
No. ______
$________                                             February 28, 1992


     FOR VALUE RECEIVED, the undersigned, GIANT OF LANDOVER, INC. (herein called the "Company"), a corporation organized and existing under the laws of the State of Maryland, hereby promises to pay to

                    THE PRUDENTIAL INSURANCE COMPANY OF AMERICA or registered assigns, the principal sum of
                                   DOLLARS

on August 4, 2012, with interest (computed on the basis of a 360-day year -- 30-day month) (a) on the unpaid balance thereof at the rate of 9.83% per annum from the date hereof, payable semi-annually on the fourth day of February and August in each year, commencing with the February 4 or August 4 next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) on any overdue payment (including any overdue prepayment) of principal and, to the extent permitted by applicable law, any overdue payment of interest, payable semi-annually as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum, from time to time equal to the greater of (i) 10.83% or (ii) the rate of interest publicly announced by Morgan Guaranty Trust Company of New York from time to time in New York City as its Prime Rate.

     Payments of both principal and interest are to be made to the office of Morgan Guaranty Trust Company of New York, 15 Broad Street, New York, New York or such other place as the holder hereof shall designate to the Company in writing, in lawful money of the United States of America.

     This Note is one of the Notes issued pursuant to an Agreement dated August 4, 1987 between Giant Food Inc. and The Prudential Insurance Company of America (as amended by the letter agreements dated October 27, 1987, July 15, 1988, and August 5, 1991 and by the Amendment, Assumption and Guaranty Agreement dated as of February 28, 1992, among the Company, Giant Food Inc., as Guarantor, and The Prudential Insurance Company of America) and is entitled to the benefits thereof. As provided in said Agreement, this Note is subject to prepayment, in whole or in part, in certain cases without premium and in other with a premium as specified in said Agreement.

     As provided in said Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or his attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company shall not be affected by any notice to the contrary.
                                 161

     The Company agrees to make prepayments of principal on the dates and in the amounts specified in said Agreement.

     In case an Event of Default, as defined in said Agreement, shall occur and be continuing, the principal of this Note may be declared or otherwise become due and payable in the manner and with the effect provided in said Agreement.


                              GIANT OF LANDOVER, INC.


                              By:

                                   President

                              By:

                                   Treasurer

     The obligations of the Company under this Note and under said Agreement are irrevocably and unconditionally guaranteed by Giant Food Inc. (the 'Guarantor') in accordance with the terms set forth in the Amendment, Assumption and Guaranty Agreement dated as of February 28, 1992 among the Company, the Guarantor and The Prudential Insurance Company of America.

                              GIANT FOOD, INC.


                              By:

                                   President

                              By:

                                   Treasurer

             GIANT FOOD INC. AND SUBSIDIARIES         EXHIBIT 11

             COMPUTATION OF EARNINGS PER COMMON SHARE

FIFTY-TWO WEEKS ENDED FEBRUARY 22, 1997, FEBRUARY 24, 1996, AND
FEBRUARY 25, 1995

                                      1997         1996         1995
Primary:
 Earnings:
  Net income                    $ 85,504,000 $ 102,153,000 $ 94,161,000

 Shares:
  Weighted average number of
   common shares outstanding      59,778,489    59,360,234   59,368,068
  Assuming exercise of options,
   using average market price,
   reduced by the number of shares
   which could have been purchased
   with the proceeds from
   exercise of such options          720,920        575,351      143,665


 Weighted average number of common
  shares outstanding, as adjusted 60,499,409     59,935,585   59,511,733
  Primary earnings per common share    $1.41          $1.70        $1.58

Assuming full dilution:
 Earnings:
  Net income                     $85,504,000   $102,153,000  $94,161,000

 Shares:
  Weighted average number of
   common shares outstanding      59,778,489     59,360,234   59,368,068
  Assuming exercise of options,
   using higher of ending or
   average market price, reduced
   by the number of shares which
   could have been purchased with
   the proceeds from exercise
   of such options                   745,429        673,656      168,075

 Weighted average number of common
  shares outstanding, as adjusted 60,523,918     60,033,890   59,536,143
 Fully diluted earnings
  per common share                     $1.41          $1.70        $1.58

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

                                EXHIBIT 23


                    CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-64745, 33-33049 and 33-21992) and in the Prospectuses constituting part of the Registration Statements on Forms S-3 (Nos. 33-40851 and 33-45261) of Giant Food Inc. of our report dated March 24, 1997 appearing on page 19 of this Form 10-K.

/s/
PRICE WATERHOUSE LLP
Washington, D.C.
May 20, 1997