Form 10-Q
period 1997-05-17
GIANT FOOD INC
filed 1997-06-27
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Twelve Weeks ended May 17, 1997

Commission File Number 1-4434

                            Giant Food Inc.
(Exact name of Registrant as specified in its charter)

            Delaware                                  53-0073545

(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

 6400 Sheriff Road, Landover, Maryland                               20785

(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code   (301) 341-4100


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


              The number of shares outstanding of each of the registrant's classes of common stock as of this date is as follows:



Title of stock                                         Number of shares
class ($l par)                                            Outstanding
"A" non-voting                                            59,771,600
"AC" voting                                                  125,000
"AL" voting                                                  125,000
                                                          60,021,600

                        GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - MAY 17, 1997 AND FEBRUARY 22, 1997

                           Dollar amounts in thousands


                                     ASSETS

                                                  May 17,      February 22,
                                                    1997          1997
                                                 (Unaudited)

Current assets:
  Cash and cash equivalents                      $    51,567  $     40,981
  Short-term investments (Note 2)                    134,230       137,096
  Receivables                                         59,102        53,452
  Income taxes receivable                                506         8,501
  Inventories (Note 3)                               270,689       291,644
  Prepaid expenses                                    27,883        26,202

     Total current assets                            543,977       557,876

Property, plant and equipment                      1,530,516     1,503,725
  Less accumulated depreciation                      709,358       688,238

                                                     821,158       815,487

Property under capital leases, net
  of accumulated amortization, (5/17/97,
  $72,629; 2/22/97, $71,192)                         105,128       106,565

Other assets                                          23,564        23,597

                                                 $ 1,493,827   $ 1,503,525








               See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS - MAY 17, 1997 AND FEBRUARY 22, 1997

                          Dollar amounts in thousands

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               May 17,     February 22,
                                                1997           1997
                                            (Unaudited)

Current liabilities:
  Current portion of long-term debt         $    12,802     $    12,660
  Accounts payable                              238,613         248,368
  Accrued liabilities                            85,408          86,696
  Dividends payable                              11,700          11,393

    Total current liabilities                   348,523         359,117

Long-term debt, net of current portion:
  Notes and mortgages                            38,861          39,039
  Obligations under capital leases              143,742         144,953

                                                182,603         183,992


Other liabilities                                84,695          86,763

Shareholders' equity
  Common stock, $1 par, all classes              62,486          62,404
  Net unrealized loss on short-term investments    (676)           (449)
  Retained earnings                             822,272         819,060
                                                884,082         881,015
  Less class "A" stock held in
    treasury, at cost (5/17/97, 235,020
    Shares: 2/22/97, 285,464 shares)              6,076           7,362
                                                878,006         873,653

                                            $ 1,493,827     $ 1,503,525





                      See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                TWELVE WEEKS ENDED MAY 17, 1997 AND MAY 18, 1996
                                   (Unaudited)

                          Dollar amounts in thousands
                           except for per share data


                                              Twelve Weeks
                                            1997           1996

Sales                                   $   928,936    $  895,627

Cost of goods sold                          663,731       624,483

Operating expenses                          238,409       227,322

Interest:
  Notes and mortgages                           598           815
  Lease obligations                           3,806         3,746
  Income                                     (2,204)       (3,236)
                                            904,340       853,130

Income before provision
  for income taxes                           24,596        42,497

Provision for income
  taxes                                       9,684        16,714

Net income                              $    14,912    $   25,783

Net income per share                    $       .25    $      .43

Dividends per share                     $       .195   $      .19

Average number of shares                  59,992,139    59,589,692




                    See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                TWELVE WEEKS ENDED MAY 17, 1997 AND MAY 18, 1996
                                  (Unaudited)

                           Dollar amounts in thousands
                                                       Twelve Weeks
                                                      1997          1996
Cash flows from operating activities:
  Net income                                     $     14,912   $   25,783
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                         21,237       20,623
  Amortization of property under capital leases         1,437        1,384
  Other adjustments, net                                  375          375
  Net change in cash from changes in operating
  assets and liabilities, detailed below                8,811       23,426

Net cash provided by operating activities              46,772       71,591

Cash flows from investing activities:
  Purchase of short-term investments                  (11,714)     (34,168)
  Maturity of short-term investments                    4,220       13,588
  Sale of short-term investments                        9,986       24,734
  Capital expenditures                                (27,029)     (31,133)
  Other investing activities                             (221)      (2,316)
Net cash used in investing activities                 (24,758)     (29,295)

Cash flows from financing activities:
  Repayments of notes and mortgages                      (158)        (139)
  Repayments of obligations under capital leases       (1,089)        (974)
  Issuance of common stock                              1,212        1,930
  Dividends paid                                      (11,393)     (11,009)
Net cash used in financing activities                 (11,428)     (10,192)

Net change in cash and cash equivalents                10,586       32,104
Cash and cash equivalents, beginning of year           40,981      111,133

Cash and cash equivalents, end of quarter         $    51,567   $  143,237

Increase (decrease) in cash from changes in
operating assets and liabilities:
  Accounts receivable                             $    (5,650)  $   (2,034)
  Inventory                                            20,955        6,660
  Income taxes receivable                               8,151
  Prepaid expenses                                     (1,681)        (617)
  Accounts payable                                     (9,755)       8,186
  Accrued expenses                                     (1,289)      (1,282)
  Income taxes payable                                               7,281
  Other liabilities                                    (1,921)       5,232
                                                  $     8,811   $   23,426

                  See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                TWELVE WEEKS ENDED MAY 17, 1997 AND MAY 18, 1996
                                  (Unaudited)
                           Dollar amounts in thousands

1.  Consolidated financial statements:

    The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

    Such results for the twelve weeks ended May 17, 1997 and May 18, 1996 are not necessarily indicative of results to be expected for the full year.

2.  Short-term investments:

    Short-term investments consisted of:
      As of May 17, 1997:
                                               GROSS
                                         UNREALIZED HOLDING
                                 COST         (LOSSES)         FAIR VALUE

    U.S. Treasury securities   $107,282        $  (889)         $106,393
    Federal agency securities    26,775           (223)           26,552
    Corporate bonds & other       1,287           (  2)            1,285
                               $135,344        $(1,114)         $134,230

      As of February 22, 1997:
                                                GROSS
                                          UNREALIZED HOLDING
                                  COST          (LOSSES)       FAIR VALUE

    U.S. Treasury securities   $109,775        $  (567)         $109,208
    Federal agency securities    26,815           (175)           26,640
    Corporate bonds or other      1,248                            1,248
                               $137,838        $  (742)         $137,096






    Maturities of short-term investments at May 17, 1997, were as follows:

                                              COST        FAIR VALUE

    Due within one year                     $ 67,966       $ 67,878
    Due after one year through five years     67,378         66,352
                                            $135,344       $134,230

3.  Inventories:

    The inventories valued using the LIFO method were approximately 81% of the Company's inventories as at May 17, 1997 and 83% as at February 22, 1997. Under the FIFO method, these inventories would have been higher by $90,893 and $90,008, respectively. The pre-tax LIFO charge was $885 for the twelve week period ended May 17, 1997 and $1,080 for the twelve week period ended May 18, 1996.


4. In February 1997, the Finanacial Accounting Standers Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which is effective for periods ending after December 15, 1997, including interim periods. The new standard requires disclosure of basis and diluted earnings per share for income from continuing operations and net income. The Company intends to adopt this standard in the fourth quarter of its fiscal year ending February 28, 1998. Adoption of this new standard will not have a material impact on the Company's computation of earnings per share.


5.  Contingencies:
    From time to time, the Comapny is involved in legal proceedings that have arisen in the ordinary course of business. Management, after consulting with legal counsel, is of the option that the outcome of such matters will not have a material impact on the consolidated financial position of the Company.


6. Net cash flows from operating activities reflects cash payments for interest and income taxes as follows:
                                                   12 weeks ended
                                               May 17,         May 18,
                                                 1997            1996

    Interest paid                               $ 4,875       $ 5,074

    Income taxes paid                             1,836         9,433

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

Results of Operations:

         A summary of the principal income statement percentages are tabulated below:

                                12 Weeks Ended          12 Weeks Ended
                                 May 17, 1997            May 18, 1996
                                       %                      %
Gross Profit                         28.55                  30.27
Operating Expenses                   25.66                  25.38
Interest Expense-Notes & Mortgages     .06                    .09
Interest Expense-Lease Obligations     .41                    .41
Interest (Income)                   (  .23)                (  .36)
Income Before Income Taxes            2.65                   4.75
Provision for Income Taxes            1.04                   1.87
Net Income                            1.61                   2.88






         Below are the differences for the periods ended May 17, 1997 compared with May 18, 1996 in thousands of dollars and percentages:

                                                   Increase (Decrease)
                                                       Twelve Weeks
                                                      $            %
Sales                                               33,309        3.7%

Gross Profit                                        (5,939)      -2.2%
Operating Expenses                                  11,087        4.9%
Interest Expense-Notes & Mortgages                    (217)     -26.7%
Interest Expense-Lease Obligations                      60        1.6%
Interest Income                                      1,032      -31.9%
Income Before Income Taxes                         (17,901)     -42.1%
Provision for Income Taxes                          (7,030)     -42.1%
Net Income                                         (10,871)     -42.2%

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twelve weeks ended May 17, 1997 vs. twelve weeks ended May 18, 1996):

     Sales increased $33.3 million or 3.7%, from $895.6 million for the twelve weeks ended May 18, 1996 to $928.9 million for the twelve weeks ended May 17, 1997. Stores in operation both years showed an increase of
 .7%, which is the greatest increase in same store sales over the last five fiscal quarters.

     Gross profit decreased as a percentage of sales from 30.27% in the twelve weeks ended May 18, 1996 to 28.55% in the twelve weeks ended May 17, 1997. The decrease in gross margin reflects promotional activity to recover market share after the five week truck drivers" strike in the prior quarter. The promotional activity generated an increase in customers transactions of 2.9% over the same quarter last year. The number of items sold in the 12 weeks ended May 17, 1997 increased by 5.7% over the same quarter in the prior year.

     Operating expenses were $227.3 million and $238.4 million for the twelve weeks ended May 18, 1996 and May 17,1997, respectively. The operating expenses increased as a percentage of sales from 25.38% to 25.66% for the same periods. The increase in operating expenses as a percentage of sales reflects the cost of payroll to maintain service levels during the quarter with added item volume. Another factor is the higher occupancy cost, as a percentage of sales, relating to the nine new stores opened in the latest 52 week period.

     Interest income decreased by $1.0 million. The decrease was the result of lower cash and short-term investments. Interest expense on notes and mortgages decreased by $217 thousand because of a reduction of debt due to scheduled payments.

     Pre-tax earnings decreased $17.9 million, a decrease of 42.1%. The effective tax rate was 39.4% for the current period and 39.3% for prior period.

     Net income decreased from $25.8 million for the twelve weeks ended May 18, 1996 to $14.9 million for the twelve weeks ended May 17, 1997. Net Income was 1.61% of sales for the current quarter compared with 2.88% for the same period of the prior year.

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

LIQUIDITY:


     Cash flow from operations and the amounts held in cash, cash equivalents and short-term investments are the Company's principal source of liquidity. The Company believes that these sources will be adequate to meet its anticipated capital expenditures, dividends and debt service requirements for the balance of fiscal 1998. Planned capital expenditures include the announced plans for opening ten more stores in the current fiscal year, of which six are in the Washington/Baltimore area and four are in Pennsylvania.

      The lower cash and short-term investment amount is the result of high inventory levels caused by the establishment of alternative channels of distribution to supply the Company's stores during the five week truck drivers" strike. The inventory has decreased by $21.0 million in the last twelve weeks. The company anticipates further decreases in the coming quarter.

     Working capital decreased $3.3 million from February 22, 1997. As of May 17, 1997 working capital ratio was 1.56 to 1, compared to 1.55 to 1 on February 22, 1997. Including LIFO reserves of $90.9 million as of May 17, 1997, the working capital ratio was 1.82 to 1.

     As of May 17, 1997, cash and cash equivalents were $51.6 million and short-term investments were $134.2 million totaling $185.8 million compared with $178.1 million on February 22, 1997.




CAPITALIZATION:

         Shareholders' equity as a percentage of capitalization was 82.8% on May 17, 1997, compared to 82.6% on February 22, 1997 and 80.8% on May 18, 1996.

                          GIANT FOOD INC. AND SUBSIDIARIES




                                OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K:

The Company did not file any reports on Form 8-K during the twelve weeks ended May 17, 1997.




                                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Giant Food Inc.
                                                (Registrant)





Date June 26, 1997                By /s/ Pete Manos

                                    Pete L. Manos
                                    President and
                                    Chief Executive Officer



Date June 26, 1997                By /s/ Anthony Dahm

                                    Anthony Dahm
                                    Controller and Chief Accounting Officer