Form 10-Q
period 1997-08-09
GIANT FOOD INC
filed 1997-09-22
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Twelve Weeks ended August 9, 1997

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

              The number of shares outstanding of each of the registrant's classes of common stock as of this date is as follows:

Title of stock                                         Number of shares
class ($l par)                                            Outstanding
"A" non-voting                                            59,867,957
"AC" voting                                                  125,000
"AL" voting                                                  125,000
                                                          60,117,957

                         GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - AUGUST 9, 1997 AND FEBRUARY 22, 1997

                           Dollar amounts in thousands


                                     ASSETS

                                                  August 9,    February 22,
                                                    1997          1997
                                                 (Unaudited)

Current assets:
  Cash and cash equivalents                      $    31,471  $     40,981
  Short-term investments (Note 2)                    142,262       137,096
  Receivables                                         59,520        53,452
  Income taxes receivable                              6,589         8,501
  Inventories (Note 3)                               247,532       291,644
  Prepaid expenses                                    26,804        26,202

     Total current assets                            514,178       557,876

Property, plant and equipment                      1,528,045     1,503,725
  Less accumulated depreciation                      690,428       688,238

                                                     837,617       815,487

Property under capital leases, net
  of accumulated amortization, (8/09/97,
  $74,066; 2/22/97, $71,192)                         108,784       106,565

Other assets                                          23,371        23,597

                                                 $ 1,483,950   $ 1,503,525









               See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS - AUGUST 9, 1997 AND FEBRUARY 22, 1997

                          Dollar amounts in thousands

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             August 9,     February 24,
                                                1997           1997
                                            (Unaudited)

Current liabilities:
  Current portion of long-term debt         $    12,944     $    12,660
  Accounts payable                              229,494         248,368
  Accrued liabilities                            84,678          86,696
  Dividends payable                              11,687          11,393

    Total current liabilities                   338,803         359,117

Long-term debt, net of current portion:
  Notes and mortgages                            37,518          39,039
  Obligations under capital leases              147,623         144,953

                                                185,141         183,992


Other liabilities                                83,103          86,763

Shareholders' equity
  Common stock, $1 par, all classes              62,672          62,404
  Net unrealized loss on short-term investments    (399)           (449)
  Retained earnings                             818,206         819,060
                                                880,479         881,015
  Less class "A" stock held in
    treasury, at cost (8/09/97, 138,663
    Shares: 2/22/97, 285,464 shares)              3,576           7,362
                                                876,903         873,653

                                            $ 1,483,950     $ 1,503,525





                      See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                TWENTY-FOUR WEEKS ENDED AUGUST 9, 1997 AND AUGUST 10, 1996
                                   (Unaudited)

                          Dollar amounts in thousands
                           except for per share data


                          Twenty-four Weeks           Twelve Weeks
                         1997          1996          1997           1996

Sales                $ 1,863,718   $ 1,770,051   $   934,782    $  874,424

Cost of goods sold     1,342,967     1,229,100       679,236       604,617

Operating expenses       479,414       457,901       241,005       230,579

Interest:
  Notes and mortgages      1,232         1,593           635           778
  Lease obligations        7,612         7,469         3,806         3,723
  Income                  (4,696)       (6,703)       (2,493)       (3,467)

                       1,826,529     1,689,360       922,189       836,230

Income before provision
  for income taxes        37,189        80,691        12,593        38,194

Provision for income
  taxes                   14,636        31,736         4,953        15,022

Net income           $    22,553    $   48,955   $     7,640    $   23,172

Net income per share $       .38           .82   $       .13    $      .39

Dividends per share  $       .39           .38   $       .195   $      .19

Average number
  of shares            60,036,970    59,651,841    60,081,801    59,713,990





                    See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            TWENTY-FOUR WEEKS ENDED AUGUST 9, 1997 AND AUGUST 10, 1996
                                  (Unaudited)

                           Dollar amounts in thousands
                                                      Twenty-four Weeks
                                                      1997          1996

Cash flows from operating activities:
  Net income                                     $     22,553   $   48,955
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                         42,833       41,437
  Amortization of property under capital leases         2,873        2,768
  Other adjustments, net                                  750          750
  Net change in cash from changes in operating
  assets and liabilities, detailed below               15,241       18,039
Net cash provided by operating activities              84,250      111,949

Cash flows from investing activities:
  Purchase of short-term investments                  (41,780)     (73,367)
  Sale of short-term investments                       18,703       47,866
  Maturity of short-term                               17,993       13,588
  Capital expenditures                                (65,216)     (81,084)
  Other investing activities                             (271)      (4,347)
Net cash used in investing activities                 (70,571)     (97,344)

Cash flows from financing activities:
  Repayments of notes and mortgages                    (1,481)      (1,544)
  Repayments of obligations under capital leases       (2,178)      (1,947)
  Purchases of treasury stock
  Issuance of common stock                              3,583        5,464
  Dividends paid                                      (23,113)     (22,332)
Net cash used in financing activities                 (23,189)     (20,359)

Net change in cash and cash equivalents                (9,510)      (5,754)
Cash and cash equivalents, beginning of year           40,981      111,133

Cash and cash equivalents, end of quarter         $    31,471   $  105,379

Increase (decrease) in cash from changes in
operating assets and liabilities:
  Accounts receivable                             $    (6,068)  $   (1,096)
  Inventory                                            44,112       14,873
  Income Taxes Receivable                               2,383
  Prepaid expenses                                       (602)      (1,183)
  Accounts payable                                    (18,874)       5,905
  Accrued expenses                                     (2,018)        (201)
  Income taxes payable                                              (1,377)
  Other liabilities                                    (3,692)       1,118

                                                  $    15,241   $   18,039

                  See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                TWENTY-FOUR WEEKS ENDED AUGUST 9, 1997 AND AUGUST 10, 1996
                                  (Unaudited)
                           Dollar amounts in thousands

1.  Consolidated financial statements:

    The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.


    Such results for the twelve weeks ended August 9, 1997 and August 10, 1996 are not necessarily indicative of results to be expected for the full year.

2.  Short-term investments:

    Short-term investments consisted of:

      As of August 9, 1997:
                                               GROSS
                                         UNREALIZED HOLDING
                                 COST         (LOSSES)         FAIR VALUE

    U.S. Treasury securities   $104,745        $  (487)         $104,258
    Federal agency securities    26,757           (124)           26,633
    Corporate bonds or other     11,407            (36)           11,371
                               $142,909        $  (647)         $142,262

      As of February 22, 1997:
                                                GROSS
                                          UNREALIZED HOLDING
                                 COST          (LOSSES)       FAIR VALUE

    U.S. Treasury securities   $109,775        $  (567)         $109,208
    Federal agency securities    26,815           (175)           26,640
    Corporate bonds or other      1,248                            1,248
                               $137,838        $  (742)         $137,096



    Maturities of short-term investments at August 9, 1997, were as follows:

                                              COST        FAIR VALUE

    Due within one year                     $ 76,542       $ 76,519
    Due after one year through five years     66,367         65,743
                                            $142,909       $142,262

3.  Inventories:

    The inventories using the LIFO method were valued at approximately 81% of the Company's inventories as at August 9, 1997 and 83% as at February 22, 1997. Under the FIFO method, these inventories would have been higher by $91,778 and $90,008, respectively. The pre-tax LIFO charge was $1,770 for the twenty-four week period ended August 9, 1997 and $2,160 for the twenty-four week period ended August 10, 1996.

4.  New Accounting Standards:

    During 1997, the Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 128, "Earnings per Share"; No. 129, "Disclosure of Information about Capital Structure"; No. 130, "Reporting Comprehensive Income"; and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These Statements address presentation and disclosure matters and will have no impact on the Company's financial position or results of operations. These statements become effective during the Company's fiscal years 1998 and 1999 and will be adopted as applicable.

5.  Contingencies:

    From time to time, the Company is involved in legal proceedings that have arisen in the ordinary course of business. Management, after consulting with legal counsel is of the opinion that the outcome of such matters will not have a material impact on the consolidated financial position of the Company.


6.  Cash Flows:

    Net cash flows from operating activities reflects cash payments for interest and income taxes as follows:
                                                   24 weeks ended
                                              August 9,       August 10,
                                                 1997            1996

    Interest paid                               $ 9,939        $10,141

    Income taxes paid                            12,870         33,113

    Non-cash investing and financing activities include capital leases of $5,100 during the twenty-four weeks ended August 10, 1996.

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

Results of Operations:

         A summary of the principal income statement percentages are tabulated below:

                               24 Weeks Ended            12 Weeks Ended
                              August 9,  August 10,   August 9,  August 10,
                                1997        1996         1997       1996
                                  %           %           %           %


Gross Profit                    27.94       30.56       27.34       30.86
Operating Expenses              25.72       25.87       25.78       26.37
Interest Expense:
   Notes & Mortgages              .07         .09         .07         .09
   Lease Obligations              .40         .42         .41         .43
Interest (Income)              (  .25)     (  .38)     (  .27)     (  .40)
Income Before Income Taxes       2.00        4.56        1.35        4.37
Provision for Income Taxes        .79        1.79         .53        1.72
Net Income                       1.21        2.77         .82        2.65



         Below are the differences for the periods ended August 9, 1997 compared with August 10, 1996 in thousands of dollars and percentages:

                          Increase (Decrease)       Increase (Decrease)
                           Twenty-four Weeks            Twelve Weeks
                              $          %             $           %

Sales                       93,667      5.3%         60,358       6.9%

Gross Profit               (20,200)    -3.7%        (14,261)     -5.3%
Operating Expenses          21,513      4.7%         10,426       4.5%
Interest Expense:
   Notes & Mortgages          (361)   -22.6%           (143)    -18.4%
   Lease Obligations           143      1.9%             83       2.2%
Interest Income              2,007    -29.9%            974     -28.4%
Income Before Income Taxes (43,502)   -53.9%        (25,601)    -67.0%
Provision for Income Taxes (17,100)   -53.9%        (10,069)    -67.0%
Net Income                 (26,402)   -53.9%        (15,532)    -67.0%

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twenty-four weeks ended August 9, 1997 vs. twenty-four weeks ended August 10, 1996):

     Sales increased $93.7 million or 5.3%. The change in sales for stores in operation both years was an increase of 1.6%. The Company continued to execute a strategy of increasing it's sales volume. During the 24 week period the Company increased the number of items sold by 8.7% while showing an increase in customer transactions of 4.6%.

     Gross profit decreased $20.2 million. The sales promotions that were instrumental in increasing customer counts and items sold had the effect of lowering the gross profit percentage to 27.94% compared to 30.56% for the prior year.

     Operating expenses as a percent of sales, decreased from 25.87% of sales in the prior year to 25.72%. The current year expense increased $21.5 million, 4.7%. The increase was primarily in store payroll in order to provide the additional services needed for the increase in the Company's business.

     Interest expense - notes and mortgages decreased by $.4 million because of lower debt. Interest income decreased by $2.0 million because of lower balances of investable cash and short term investments.

     Pre-tax earnings decreased $43.5 million, a decrease of 53.9%. The effective tax rate was 39.4% for the current year and 39.3% for the prior year.

     Net income was 1.21% of sales for the current period compared with 2.77% for the same period of the prior year.

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twelve weeks ended August 9, 1997 vs. twelve weeks ended August 10, 1996):

     Sales increased $60.4 million or 6.9%. The sales for stores in operation in both years was an increase of 2.4%. The twelve week contained an increase in items sold of 11.8% and customer transactions increased 6.3%.

     Gross profit decreased $14.3 million. Gross profit as a percent of sales was 27.34% compared to 30.86% for the prior year and 28.55% from the most recent quarter due to the reasons cited in the 24 week analysis.

     Operating expenses were 25.78% of sales in the current year compared to 26.37% in the prior year. The increase in expenses of $10.4 million or 4.5% was well below the 6.9% sales gain.

     Interest expense - notes and mortgages decreased by $134 thousand because of lower debt. Interest income decreased by $974 thousand because of lower investable cash balances and short term investments.

     Pre-tax earnings were down $25.6 million, a decrease of 67.0%. The effective tax rate was 39.3% for both the current and prior year.

     Net income was .82% of sales for the current quarter compared with 2.65% for the same period of the prior year.

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

LIQUIDITY:

     Working capital decreased $23.4 million from February 22, 1997.

     At August 9, 1997 working capital ratio was 1.52 to 1, compared to
1.55 to 1 at February 22, 1997. Including LIFO reserves of $91.8 million at August 9, 1997, the working capital ratio was 1.79 to 1.

     At August 9, 1997, cash and cash equivalents were $31.5 million and short-term investments were $142.2 million totaling $173.7 million compared with $178.1 million as at February 22, 1997. During the twelve months ended August 9, 1997 notes and mortgage debt was reduced by $1.5 million.


CAPITALIZATION:

         Shareholders' equity as a percentage of capitalization was 82.6% on August 9, 1997, compared to 82.6% on February 22, 1997 and 81.2% on August 10, 1996.

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



                                                 Giant Food Inc.

                                                  (Registrant)





Date  September 22, 1997          By

                                   Pete Manos
                                    President and Chief Executive Officer




Date  September 22, 1997          By

                                    Mark H. Berey
                                     Senior Vice President of Finance,
                                     Treasurer and Chief Financial Officer