Form 10-Q
period 1997-11-01
GIANT FOOD INC
filed 1997-12-15
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Twelve Weeks ended November 1, 1997

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

              The number of shares outstanding of each of the registrant's classes of common stock as of this date is as follows:

Title of stock                                         Number of shares
class ($l par)                                            Outstanding
"A" non-voting                                            59,792,125
"AC" voting                                                  125,000
"AL" voting                                                  125,000
                                                          60,042,125

                         GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - NOVEMBER 1, 1997 AND FEBRUARY 22, 1997

                           Dollar amounts in thousands


                                     ASSETS

                                                 November 1,   February 22,
                                                    1997          1997
                                                 (Unaudited)

Current assets:
  Cash and cash equivalents                      $       331  $     40,981
  Short-term investments (Note 2)                    124,708       137,096
  Receivables                                         66,652        53,452
  Income taxes receivable                              1,060         8,501
  Inventories (Note 3)                               292,105       291,644
  Prepaid expenses                                    27,471        26,202

     Total current assets                            512,327       557,876

Property, plant and equipment                      1,560,749     1,503,725
  Less accumulated depreciation                      703,402       688,238

                                                     857,347       815,487

Property under capital leases, net
  of accumulated amortization, (11/01/97,
  $75,562; 2/22/97, $71,192)                         107,286       106,565

Other assets                                          23,469        23,597

                                                 $ 1,500,429   $ 1,503,525









               See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS - NOVEMBER 1, 1997 AND FEBRUARY 22, 1997

                          Dollar amounts in thousands

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             November 1,    February 22,
                                                1997           1997
                                            (Unaudited)

Current liabilities:
  Current portion of long-term debt         $     8,089     $    12,660
  Accounts payable                              273,316         248,368
  Accrued liabilities                            76,901          86,696
  Dividends payable                              11,674          11,393

    Total current liabilities                   369,980         359,117

Long-term debt, net of current portion:
  Notes and mortgages                            27,369          39,039
  Obligations under capital leases              146,350         144,953

                                                173,719         183,992


Other liabilities                                82,057          86,763

Shareholders' equity
  Common stock, $1 par, all classes              62,689          62,404
  Net unrealized loss on short-term investments    (309)           (449)
  Retained earnings                             818,725         819,060
                                                881,105         881,015
  Less class "A" stock held in
    treasury, at cost (11/01/97, 214,495
    Shares: 2/22/97, 285,464 shares)              6,432           7,362
                                                874,673         873,653

                                            $ 1,500,429     $ 1,503,525





                      See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              THIRTY-SIX WEEKS ENDED NOVEMBER 1, 1997 AND November 2, 1996
                                   (Unaudited)

                          Dollar amounts in thousands
                           except for per share data


                          Thirty-six Weeks           Twelve Weeks
                         1997          1996          1997           1996

Sales                $ 2,807,649   $ 2,667,028   $   943,932    $ 896,977

Cost of goods sold     2,018,546     1,857,334       675,580       628,234

Operating expenses       725,505       694,309       246,092       236,408

Interest:
  Notes and mortgages      1,863         2,202           630           608
  Lease obligations       11,500        11,170         3,888         3,701
  Income                  (7,108)       (9,764)       (2,412)       (3,061)

                       2,750,306     2,555,251       923,778       865,890

Income before provision
  for income taxes        57,343       111,777        20,154        31,087

Provision for income
  taxes                   22,563        43,962         7,927        12,227

Net income           $    34,780    $   67,815   $    12,227    $   18,860

Net income per share $       .58    $     1.14   $       .20    $      .32

Dividends per share  $       .585          .57   $       .195   $      .19

Average number
  of shares            60,053,799    59,711,609    60,087,458    59,831,144





                    See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            THIRTY-SIX WEEKS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996
                                  (Unaudited)
                           Dollar amounts in thousands

                                                      Thirty-six Weeks
                                                      1997          1996
Cash flows from operating activities:
  Net income                                     $     34,780   $   67,815
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                         63,863       64,322
  Amortization of property under capital leases         4,371        4,152
  Other adjustments, net                                1,125        1,125
  Net change in cash from changes in operating
  assets and liabilities, detailed below                2,875      (17,017)
Net cash provided by operating activities             107,014      120,397

Cash flows from investing activities:
  Purchase of short-term investments                 (105,681)    (134,925)
  Sale of short-term investments                       86,492       97,025
  Maturity of short-term investments                   31,799       23,588
  Capital expenditures                               (106,049)    (112,986)
  Other investing activities                             (671)      (6,446)
Net cash used in investing activities                 (94,110)    (133,744)

Cash flows from financing activities:
  Repayments of notes and mortgages                   (16,608)      (6,792)
  Repayments of obligations under capital leases       (3,328)      (2,921)
  Purchases of treasury stock                          (4,902)
  Issuance of common stock                              6,117        6,673
  Dividends paid                                      (34,833)     (33,685)
Net cash used in financing activities                 (53,554)     (36,725)

Net change in cash and cash equivalents               (40,650)     (50,072)
Cash and cash equivalents, beginning of year           40,981      111,133

Cash and cash equivalents, end of quarter         $       331   $   61,061

Increase (decrease) in cash from changes in
operating assets and liabilities:
  Accounts receivable                             $    (3,699)  $   (5,046)
  Inventory                                              (461)     (34,311)
  Prepaid expenses                                     (3,329)      (3,457)
  Accounts payable                                     24,588       41,026
  Accrued expenses                                    (10,936)      (7,095)
  Income taxes payable                                              (3,645)
  Deferred taxes                                            9       (4,000)
  Other liabilities                                    (3,297)        (489)

                                                  $     2,875   $  (17,017)

                  See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               THIRTY-SIX WEEKS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996
                                  (Unaudited)
                           Dollar amounts in thousands

1.  Consolidated financial statements:

    The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.


    Such results for the twelve weeks ended November 1, 1997 and November 2, 1996 are not necessarily indicative of results to be expected for the full year.

2.  Short-term investments:

    Short-term investments consisted of:

      As of November 1, 1997:
                                               GROSS
                                         UNREALIZED HOLDING
                                 COST         (LOSSES)         FAIR VALUE

    U.S. Treasury securities   $ 48,617        $  (200)         $ 48,417
    Federal agency securities    15,733           ( 65)           15,668
    Corporate bonds or other     60,867           (244)           60,623
                               $125,217        $  (509)         $124,708

      As of February 22, 1997:
                                                GROSS
                                          UNREALIZED HOLDING
                                 COST          (LOSSES)       FAIR VALUE

    U.S. Treasury securities   $109,775        $  (567)         $109,208
    Federal agency securities    26,815           (175)           26,640
    Corporate bonds or other      1,248                            1,248
                               $137,838        $  (742)         $137,096



    Maturities of short-term investments at November 1, 1997, were as follows:

                                              COST        FAIR VALUE

    Due within one year                     $ 86,130       $ 86,112
    Due after one year through five years     39,087         38,596
                                            $125,217       $124,708

3.  Inventories:

    The inventories using the LIFO method were valued at approximately 79% of the Company's inventories as at November 1, 1997 and 84% as at February 22, 1997. Under the FIFO method, these inventories would have been higher by $92,663 and $90,008, respectively. The pre-tax LIFO charge was $2,655 for the thirty-six week period ended November 2, 1996 and $3,240 for the thirty-six week period ended November 2, 1996.

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

Results of Operations:

         A summary of the principal income statement percentages are tabulated below:

                              36 Weeks Ended            12 Weeks Ended
                              Nov. 1,     Nov. 2,      Nov. 1,    Nov. 2,
                               1997        1996         1997       1996
                                  %           %           %           %

Gross Profit                    28.11       30.36       28.43       29.96
Operating Expenses              25.84       26.03       26.07       26.36
Interest Expense:
   Notes & Mortgages              .07         .08         .07         .07
   Lease Obligations              .41         .42         .41         .41
Interest (Income)              (  .25)     (  .36)     (  .26)     (  .34)
Income Before Income Taxes       2.04        4.19        2.14        3.46
Provision for Income Taxes        .80        1.65         .84        1.36
Net Income                       1.24        2.54        1.30        2.10



         Below are the differences for the periods ended November 1, 1997 compared with November 2, 1996 in thousands of dollars and percentages:

                          Increase (Decrease)       Increase (Decrease)
                           Thirty-six Weeks            Twelve Weeks
                              $          %             $           %

Sales                      140,621      5.3%         46,955       5.2%

Gross Profit               (20,591)    -2.5%           (391)     -0.1%
Operating Expenses          31,196      4.5%          9,684       4.1%
Interest Expense:
   Notes & Mortgages          (339)   -15.4%             22       3.6%
   Lease Obligations           330      3.0%            187       5.0%
Interest Income              2,656    -27.2%            649     -21.2%
Income Before Income Taxes (54,434)   -48.7%        (10,933)    -35.2%
Provision for Income Taxes (21,399)   -48.7%         (4,300)    -35.2%
Net Income                 (33,035)   -48.7%         (6,633)    -35.2%

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Thirty-six weeks ended November 1, 1997 vs. Thirty-six weeks ended November 2, 1996):

     Sales increased $140.6 million or 5.3%. The change in sales for stores in operation both years was an increase of 1.7%. The Company continues to execute a strategy of increasing it's sales volume. During the thirty-six week period the Company increased the number of items sold by 7.1% and had an increase of 4.2% in customer transactions.

     Gross profit decreased $20.6 million. Gross profit as a percent of sales was 28.11% compared to 30.36% for the prior year. The gross profit % decrease resulted primarily from special promotions that the Company used to increase its growth.

     Operating expenses decreased from 26.03% of sales to 25.84%. This is a result of the Company's continued commitment to the long-term effort of lowering its overall cost structure while maintaining expected levels of customer service. The Company's labor situation has increased in stability. The Company reached an agreement with it's warehouse associates on November 10, 1997. With this agreement in place the Company has contracts in place with the major unions relating to store and distribution activities until the year 2000.

     Interest expense - notes and mortgages decreased by $.3 million because of lower debt. Interest income decreased by $2.7 million because of lower balances of investable cash and short term investments.

     Pre-tax earnings decreased $54.4 million, a decrease of 48.7%. The effective tax rate was 39.3% for both the current and prior year.

     Net income was 1.24% of sales for the current period compared with 2.54% for the same period of the prior year.

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twelve weeks ended November 1, 1997 vs. twelve weeks ended November 2, 1996):

     Sales increased $47.0 million or 5.2%. The sales for stores in operation in both years was an increase of 2.1%.

     Gross profit decreased slightly by $.4 million. Gross profit as a percent of sales was 28.43% compared to 29.96% for the prior year and 27.34% from the most recent quarter. The gross profit % decrease resulted from special promotional programs which coupled with the 5.2% increase in sales generated approximately the same dollar amount of gross profit.

     Operating expenses were 26.07% of sales in the current year compared to 26.36% in the prior year, the lower percentage is primarily due to the effect of expenses, in terms of dollars increasing at a lesser percentage than the 5.2% increase in sales.

     Interest expense - notes and mortgages increased by $22 thousand. Interest income decreased by $649 thousand because of lower investable cash balances and short term investments.

     Pre-tax earnings decreased $10.9 million, a decrease of 35.2%. The effective tax rate was 39.3% for both the current and prior year.

     Net income was 1.30% of sales for the current quarter compared with 2.10% for the same period of the prior year.

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

LIQUIDITY:

     Working capital decreased $56.4 million from February 22, 1997.

     At November 1, 1997 working capital ratio was 1.38 to 1, compared to
1.55 to 1 at February 22, 1997. Including LIFO reserves of $92.7 million at November 1, 1997, the working capital ratio was 1.64 to 1.

     At November 1, 1997, cash and cash equivalents were $.4 million and short-term investments were $124.6 million totaling $125.0 million compared with $178.1 million as at February 22, 1997. During the twelve months ended November 1, 1997 notes and mortgage debt was reduced by $16.6 million. The lower cash balance is in part the effect of building merchandise inventory levels for the upcoming holiday period and as a safeguard to a possible work stoppage in the warehouse operation. The Company anticipates that the cash balance, will increase, but not return to historical levels.

    It is estimated that cash, cash equivalents and short-term investments, together with cash flow from operations will be adequate to complete planned capital expenditures, debt reduction and dividend requirements. Capital expenditures include opening of six additional food-drug stores in the balance of the current fiscal year.

CAPITALIZATION:

         Shareholders' equity as a percentage of capitalization was 83.4% on November 1, 1997, compared to 82.6% on February 22, 1997 and 82.9% on November 2, 1996.

                          GIANT FOOD INC. AND SUBSIDIARIES




                                OTHER INFORMATION

Item 5. Other Information:

      On November 5, 1997, the Company's board of directors authorized the future repurchase of up to 2,350,000 Class "A" common shares from time to time on the open market. This authorization superseded an earlier repurchase authorization under which authority to purchase additional shares remained.



Item 6.  Exhibits and reports on Form 8-K:





                                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Giant Food Inc.

                                                  (Registrant)





Date  November 15, 1997           By
                                    Pete Manos
                                    President and Chief Executive Officer


Date  November 23, 1997          By

                                    Mark Berey
                                    Senior Vice President - Finance
                                    and Chief Financial Officer