Form 10-K
period 1998-02-28
GIANT FOOD INC
filed 1998-05-19
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            Form 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended February 28, 1998

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

X
YesNo

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, on definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.



             As of May 1, 1998, 250,000 Voting Common Shares were outstanding, all of which were held by affiliates. Non-Voting Common Shares outstanding were 60,349,059 and the aggregate market value of the Non-Voting Common Shares (based upon the closing price of these shares on the American Stock Exchange) of Giant Food Inc. held by non-affiliates was approximately $2.3 billion.

   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
       PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

             Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes           No

         (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

             The number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 1, 1998 is as follows:


Class A Non-Voting Common Stock     ($1.00 par value)     60,349,059
Class AL Voting Common Stock        ($1.00 par value)        125,000
Class AC Voting Common Stock        ($1.00 par value)        125,000


               DOCUMENTS INCORPORATED BY REFERENCE


             Portions of the Registrant's Annual Reports on Form 10-K for the years ended February 27, 1993, and February 22, 1997, are incorporated by reference in part IV of this Form 10-K.


Index to Exhibits                           Page 65

                              PART I

ITEM 1.       BUSINESS

              (a)     General Development of Business

              Giant Food Inc. (sometimes herein called "Giant" or the "Company") was incorporated in Delaware in 1935. The Company, together with its subsidiaries (Giant of Maryland, Inc.; Giant of Salisbury, Inc.; Cole Engineering, Inc.; Warex-Jessup, Inc.; Giant Construction Company, Inc.; LECO, Inc.; Bursil, Inc.; GFS Realty, Inc.; GF McLean Shopping Center, Inc.; Giant Automatic Money Systems, Inc.; Super G, Inc.; Montrose Crossing, Inc.; Friendship Macomb SC, Inc.; Bayside Traffic Services of Maryland, Inc; Giant of Talbot Co., Inc.; Giant of Cherry Hill, Inc.; Giant of Friendship, Inc.; and Shaw Community Supermarket, Inc. [85% owned]) and one affiliate company (Maryland Concession and Vending Company), operate a chain of 179 stores selling, at retail, food, drugs, and general merchandise in Washington, D.C., Maryland, Virginia, Delaware, New Jersey, and Pennsylvania. Of the Company's 179 stores, 112 are in the Washington, D.C. Metropolitan Area, including surrounding counties of Maryland and Virginia, 43 are in or near Baltimore, Maryland, and others are in Fredericksburg, Charlottesville and Warrenton, Virginia; Easton, Salisbury, Frederick, Prince Frederick, Eldersburg and Westminster, Maryland; Delaware, New Jersey and Pennsylvania.

              (b)     Financial Information About Industry Segments

              There is no financial information reported on industry segments and lines of business apart from Giant's principal business of operating supermarkets to sell, at retail, food, drugs, and general merchandise. Inasmuch as Giant did not engage in any line of business which during either of its last three fiscal years accounted for 10% or more of total sales and revenues, or 10% or more of income before taxes and extraordinary items computed without deduction of loss resulting from operations of any line of business, or a loss which equaled or exceeded 10% of such income, no segment reporting is required. During each of the last three fiscal years, Giant's retail sales provided in excess of 90% of its total sales and earnings. Refer to Management Discussion and Analysis of New Accounting Standards for information regarding future disclosures about industry segments.

              (c)     Narrative Description of Business

              The majority of the Company's stores are located in shopping centers, with the average food and food/pharmacy combination unit generating an annual sales volume of approximately $23,600,000. The Company also operates freestanding drug stores in Bethesda, and Salisbury, Maryland and Arlington, Virginia. During the next fiscal year, the Company plans to open two food-drug stores and begin construction on four food-drug stores that will open in the following year. Additionally, five supermarkets will be expanded and fifteen supermarkets will be remodeled during the upcoming fiscal year.

              Giant supermarkets are all self-service and offer a full line of nationally advertised groceries, meat, produce, dairy products, seafood, tobacco, flowers, prepared foods, and household and non-food items. Giant also sells beer and wine where permitted. In addition, Giant sells groceries, frozen foods, bakery products, and dairy products under its own private labels. Unbranded items such as meats and produce are also sold in Giant's supermarkets. For each of the fiscal years ended in February 1998, 1997, and 1996, respectively, the Company's sales were divided, as follows: meat, delicatessen, dairy, and seafood, 22%; grocery and non-food, 68%, and fresh produce, 10%.

              Giant operates a full line service delicatessen in 172 stores. Most of the bakery items such as bread, rolls, cakes, pies, and pastries, marketed under the names of "Super G" and "Giant" are made in a 250,000 square-foot Company bakery locate in Silver Spring, Maryland. The Company operates three distribution centers of approximately 1.25 million combined square feet in Landover, Maryland, one mile from the District of Columbia line. The main center also houses the Company's executive offices, dairy processing plant, flower warehouse, ice cube production plant, and a salvage building. The Company owns an executive office building of about 180,000 square feet together with a 750-car parking garage. Giant also owns a 760,000 square-foot dry grocery warehouse located in Jessup, Maryland (including a 20,408 square-foot soft drink bottling plant within that warehouse). Giant also leases a 138,000 square-foot frozen food distribution center and a 60,000 square-foot ice cream manufacturing facility at the Jessup location.

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

              Additionally, the Company warehouses and distributes to its own stores flowers and gifts, snacks and magazines, and pharmaceuticals. The Company also has an in-house advertising agency, a trucking brokerage operation, a vending-machine business, an import-export division and also owns or is the controlling general partner of twenty-one shopping centers and five freestanding stores. Revenue from the Company's construction division from outside construction is not material. Transfer sales from the above activities and from its manufacturing and processing operations in support of its retail operations were eliminated in the consolidation of the Company's financial statements.

              (ii) Giant has made no public announcement of any new product or industry segment which is material or would require the investment of a material amount of its assets.

              (iii) Raw materials for Giant's manufacturing and processing operations are readily available.

              (iv) Giant owns approximately 38 trademarks and service marks registered by it in the U.S. Patent and Trademark Office. Those which were issued before November 16, 1989 have a term of twenty years and those registered after November 16, 1989 have a term of ten years. Each of Giant's registrations may be renewed for successive terms of ten years so long as each mark is in use. Giant does not own any patents which are of material importance to its operations. Giant uses its trademarks to identify and promote its more than 1,500 private label products. Giant uses its service marks to identify and distinguish its high quality supermarket and pharmacy services from those of its competitors. These registrations afford Giant the legal right to use the marks nationwide.

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

              (x) The retail food business is highly competitive, and in the area in which Giant operates, some of the country's leading chains are represented and compete vigorously with the Company, both in price and in service. On the basis of figures published in the April 27, 1998, edition of Fortune magazine, the Company is ranked twelfth in gross revenues among retail grocery chains in the United States. Competition from the other chains, independent grocery store operators and restaurants and competition which exists with respect to particular products or groups of products may adversely affect the Company's profit margins in ensuing years.

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

              (xiii) At the end of Fiscal Year 1998, Giant had approximately 28,000 full-time and part-time associates. Approximately 25,200 or 90% are represented under collective bargaining agreements.


              (d)     Financial Information About Foreign and
                      Domestic Operations and Export Sales

              The amount of foreign sales and export sales done by Giant is not material and is therefore not reported.

              (e)     Recent Developments

              On May 19, 1998, The 1224 Corporation ("1224") and Koninklijke Ahold N.V., a corporation organized under the laws of the Netherlands ("Ahold"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") which provides that Ahold will purchase from 1224 all of its Class AC Shares at a price of $43.00 per share, net to the seller in cash, and that Ahold will make a tender offer for all the issued and outstanding Class A Shares at a price per share equal to the per share price to be paid to 1224 for the Class AC Shares (the "Tender Offer"). If Ahold or any of its affiliates acquires or enters into a binding agreement to acquire all of the Class AL Shares before the expiration date of the Tender Offer, the offer price will be increased to $43.50 per share. The Certificate of Incorporation of 1224 provides that the Class AC Shares owned by it can only be sold as part of a transaction pursuant to which the holders of Class A Shares are afforded the opportunity to participate in such sale on equal terms with 1224. The Stock Purchase Agreement provides that Ahold may purchase the Class AC Shares from 1224 only if it purchases the Class A Shares tendered pursuant to the Tender Offer. Ahold's obligation to purchase the Class AC Shares that are tendered is subject to a number of conditions, including the tender pursuant to the Tender Offer of at least 65% of the Class A Shares outstanding on a fully diluted basis.

              In February, 1996, the Board of Directors of the Company appointed a Strategic Planning Committee to consider the effect on the Company and the holders of the Class A Shares of any proposed sale of the Class AC Shares (the "Special Committee"). The Special Committee consists of three directors who were elected by 1224 but who are not officers or directors of 1224 or officers of the Company. The Special Committee has unanimously determined that the Tender Offer is fair to, and in the best interests of, the Company and the holders of the Class A Shares and unanimously recommended to the Board of Directors of the Company that the Board recommend that the holders of the Class A Shares accept the Tender Offer and tender their Class A Shares pursuant to the Tender Offer. As of the date hereof, the full Board of Directors has not taken a position with respect to the Tender offer. The five directors of the Company elected by 1224 have advised the Company that they intend to vote to recommend that the holders of the Class A Shares accept the Tender Offer and tender their Class A Shares pursuant to the Tender Offer.

ITEM 2.       PROPERTIES

              The Company operates 179 stores of which 140 are food-drug combination units, 36 are food stores and three are freestanding drug stores. There are 112 stores located in the Washington, D.C. Metropolitan Area; 43 stores located in or near Baltimore, Maryland; and other stores located in Fredericksburg, Charlottesville, and Warrenton in the state of Virginia; Frederick, Prince Frederick, Easton, Salisbury, Eldersburg, and Westminster in the state of Maryland; as well as stores located in Delaware, New Jersey, and Pennsylvania.

              Ten of the Company's supermarkets are between fifteen to twenty thousand square feet; twenty-five are between twenty to thirty thousand square feet; fourteen are between thirty to forty thousand square feet; fifty-five are between forty to fifty thousand square feet; forty-four are between fifty and sixty thousand square feet, and thirty-one are over sixty thousand square feet.

              The Company owns and operates three distribution centers of approximately 1.25 million combined square feet in Landover, Maryland. The main center also houses the Company's executive offices (including an executive office building of approximately 180,000 square feet), its dairy processing plant, a flower warehouse, and an ice cube production plant. A dry grocery warehouse, containing approximately 760,000 square feet, is located in Jessup, Maryland. Also located at the Jessup complex is a 138,000 square-foot frozen food distribution center and a 60,000 square-foot ice cream manufacturing facility. The Landover complex and the Jessup complex each contain approximately 85 acres. The Company's bakery is located in Silver Spring, Maryland, in a Company-owned building containing 250,000 square feet.

              The Company, through its wholly-owned subsidiary, GFS Realty, Inc., also owns or is the controlling general partner of twenty-one shopping centers and five freestanding combination food/drug stores. The shopping centers are located at:

              8320 Old Keene Mill Road, Springfield, Virginia
              6223 Baltimore National Pike, Baltimore, Maryland
              7137 Columbia Pike, Annandale, Virginia
              1228 Elden Street, Herndon, Virginia
              46 Bureau Drive, Gaithersburg, Maryland
              7546 Annapolis Road, Lanham, Maryland
              12445 Hedges Run Road, Lakeridge, Virginia
              3501 Plank Road, Fredericksburg, Virginia
              15791 Columbia Pike, Burtonsville, Maryland
              20044 Goshen Road, Gaithersburg, Maryland
              7501 Huntsman Blvd., Springfield, Virginia
              1454 Chain Bridge Road, McLean, Virginia
              12051 Rockville Pike, Rockville, Maryland
              3336 Wisconsin Avenue, N.W., Washington, D.C.
              5700 South-East Crain Highway, Upper Marlboro, Maryland 20961 Southbank Street, Sterling, Virginia
              10100 Dumfries Road, Manassas, Virginia
              382 Egg Harbor Road, Turnersville, New Jersey
              20944 Frederick Road, Germantown, Maryland
              1925 East Joppa Road, Baltimore, Maryland
              200 W. Swedesford Road, Devon, Pennsylvania
                (under construction)

     The freestanding combination food/drug stores are located at:
              3757 Old Court Road, Pikesville, Maryland
              1734 York Road, Lutherville, Maryland
              400 East Evesham Road, Cherry Hill, New Jersey
              542 Berlin-Cross Keys Road, Winslow Township, New Jersey 110 Stemmers Run Road, Essex, Maryland

     Also, through GFS Realty, Inc., the Company is a limited partner of one shopping center being managed by an outside general partner. This shopping center is located at:

              6050 Daybreak Circle, Clarksville, Maryland

     In addition, through long-term leases, GFS Realty, Inc., operates and manages ten shopping centers and one freestanding food/drug store. These are located at:

              8750 Arliss Street, Silver Spring, Maryland
              948 Bay Ridge Road, Annapolis, Maryland
              5730 Edsall Road, Alexandria, Virginia
              13600 Laurel Bowie Road, Laurel, Maryland
              9580 Livingston Road, Ft. Washington, Maryland 8819 Centreville Road, Manassas, Virginia
              1131 Merritt Boulevard, Dundalk, Maryland
              17821 Georgia Avenue, Olney, Maryland
              7200 Cradlerock Way, Columbia, Maryland
              2401 Wooton Parkway, Rockville, Maryland

     The freestanding combination food/drug store is located at:

              3130 Solomons Island Road, Edgewater, Maryland

              In each shopping center, the Company is the largest tenant occupying approximately 25% to 90% of the space.

              The table below sets forth certain information with respect to changes in the number of the Company's supermarkets (including combination food/pharmacy stores and freestanding drug stores) during the past five years:

                     Number at                          Number at
Fiscal Year        Beginning of Year  Opened  Closed   End of Year

February 26, 1994         158            4      2         160
February 25, 1995         160            4      0         164
February 24, 1996         164            7      2         169
February 22, 1997         169            8      3         174
February 28, 1998         174           11      6         179

              With the exception of the bakery, the twenty-one shopping centers and the five freestanding combination food/drug stores noted above, the distribution centers at Landover and the dry grocery warehouse at Jessup, all the properties occupied by the Company are held under leases which provide for minimum rentals and, in some cases, additional rentals based on percentages of sales.

              At February 28, 1998, the Company had entered into leases covering stores, warehouses, and equipment on which the minimum annual rentals for the succeeding years are as follows:

              Minimum Annual Rentals (In Thousands)

Year           Capital Leases             Operating Leases

1999                22,675                      36,966
2000                22,500                      35,968
2001                22,394                      34,531
2002                22,223                      33,726
2003                21,738                      33,233
Later Years        284,366                     527,295

ITEM 3.       LEGAL PROCEEDINGS

              From time to time, the Company is involved in legal proceedings that have arisen in the ordinary course of business. Currently, there are claims alleging acts of employment discrimination. Management, after consulting with legal counsel, is of the opinion that the outcome of such matters will not have a material impact on the consolidated financial position of the Company.

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

                    Common Stock Price Range

Fiscal 1998                              Fiscal 1997

Quarter Ended     High     Low     Quarter Ended     High     Low

May 17            $33.75   $31.00   May  18          $33.50   $30.38
Aug 9              33.94    32.19   Aug. 10           36.13    33.13
Nov 1              33.94    28.38   Nov.  2           35.50    32.38
Feb 28             36.63    30.13   Feb. 22           36.13    31.88

              The last sale price of Giant's Class A Common
(Non-Voting) shares on the American Stock Exchange on May 1, 1998 (the latest most practicable date) was $37.375.

              (b)     Holders

              The approximate number of holders of record for Giant's Class A Non-Voting Stock as of May 1, 1998: 23,403 (includes street name shareholders).

              The number of holders of record for Giant's Class AL Voting Stock as of May 1, 1998: 1.

              The number of holders of record for Giant's Class AC Voting Stock as of May 1, 1998: 1.

              (c)     Dividends

              The table below presents dividend information for Giant's Common shares.

              Dividends Declared Per Share of Common Stock
              Fiscal 1998                      Fiscal 1997

              April   $.195                    April   $.19

              July     .195                    July     .19

              October  .195                    October  .19

              January  .195                    January  .19

                      $.78                             $.76

              The Promissory Note Purchase Agreement with The Prudential Insurance Company of America (see Note 4 to the Consolidated Financial Statements, page 32) includes certain restrictive covenants which, among other things, prohibit the Company from paying dividends after February 22, 1986, aggregating more than 50 percent of its cumulative "consolidated net earnings" (as defined in the Agreement), less the aggregate of dividends paid and less the net amount expended to repurchase or redeem any of its capital stock after February 22, 1986. At February 28, 1998, the specified levels were $90,553,000 in excess of such aggregate amounts of dividends and distributions. The Company anticipates the continuation of its current policies of paying dividends.

ITEM 6.       SELECTED FINANCIAL DATA

                              Year Ended (1), (2), (3), (4)


                1998        1997        1996        1995       1994

Sales        $4,230,640  $3,880,959  $3,860,579  $3,695,627 $3,567,468

Net Income       71,190      85,504     102,153      94,161     95,231(*)

Earnings per share
 Basic            $1.19       $1.43       $1.72       $1.59      $1.60(*)
 Diluted          $1.18       $1.42       $1.71       $1.58      $1.59

Total assets $1,521,882  $1,503,525  $1,447,139  $1,416,710 $1,357,813

Long-term debt,
net of current
portion:
  Notes and
  mortgages      27,134      39,039      45,959      57,805     86,068

  Obligations
  under capital
  leases        156,041     144,953     142,863     140,946    141,062

Total
 long-term debt 183,175     183,992     188,822     198,751    227,130

Cash dividends
 declared per
 Common share     $0.78       $0.76       $0.74       $0.72      $0.70

(1)  Year ends last Saturday in February.
(2)  Thousands of dollars except per-share figures.
(3) Fiscal 1997 results include an adverse impact from a five-week labor dispute. See Management's Discussion and Analysis of Financial Condition and Results of Operation.
(4)  Fiscal 1998 was a 53 week year.
(*) Reflects impact of change in accounting for income taxes. Change equaled $3.9 million of income, equal to 7 cents per share.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company operates a chain of retail supermarkets under the name "Giant" in the Washington, D.C. and Baltimore metropolitan areas and in other areas of Maryland and Virginia and under the name "Super G" in Delaware, Pennsylvania, and New Jersey. The Company produces bakery goods, dairy products, ice cream, soft drinks, and ice cubes for sale in its supermarkets. The Company also has extensive warehousing and distribution facilities to support its operations.

The Company opened eleven food-drug combination stores during the 1998 fiscal year, including four additional Super G stores in Pennsylvania. Two of the new stores replaced older units in the Washington, DC area, resulting in an increase of an average of 21,600 square feet in the specific market area. The Company also closed a 21,750 square foot food store in Washington, D.C., a 24,000 square foot food store in Oxon Hill, Maryland, a 20,511 square foot food store in Columbia, Maryland and a 24,000 square foot food store in Baltimore, Maryland. The net effect of these changes was to increase the Company's total retail footage by 493,000 square feet to 8.1 million, an increase of 6.5% over the prior year. At the end of the fiscal year, the Company operated 179 stores of which 140 are food-drug combination units, 36 are food stores, and three are freestanding drug stores.


RESULTS OF OPERATIONS

The Company's earnings for fiscal 1998 were $71.2 million or $1.19 per share (basic), as compared with earnings of $85.5 million or $1.43 per share (basic)in the 1997 fiscal year. Earnings for fiscal 1996 were $102.2 million or $1.72 per share (basic). Earnings were 1.68% of sales in the 1998 fiscal year, 2.20% of sales in the prior year and 2.65% in fiscal 1996. Earnings patterns were markedly different in the first three quarters of fiscal 1998 as compared to the fourth quarter. For the first three quarters, earnings were $34.8 million or $.59 per share (basic), as compared to total earnings of $67.8 million or $1.14 per share (basic) for the corresponding periods in fiscal 1997. For the fourth quarter, earnings including a non-recurring pre-tax gain of $24 million were $36.4 million or $0.60 per share (basic), as compared to total earnings of $17.7 million and per share (basic) earnings of $0.29 in the corresponding period in fiscal 1997.

Sales for the 1998 fiscal year were $4.23 billion compared to sales of $3.88 billion in the prior year. The current year contained 53 weeks compared to 52 weeks in the prior year. Same store sales, adjusted for same number of weeks, for the 1998 fiscal year were up $129 million or 3.34% as compared to fiscal 1997, reflecting a significant increase during the fourth quarter both in total sales and in same store sales as compared to the fourth quarter of fiscal 1997. Sales results for the first three quarters of fiscal 1998 totaled $2.81 billion, which represented an increase of $140.6 million, or 5.3%, over the same period in fiscal 1997. Same store sales during the first three quarters increased 1.75%. Significant factors in this growth in sales were promotional activities that the Company undertook during the fiscal year to increase customers and number of items sold. The number of items sold increased by 7.1% during this period.

The Company's fourth quarter sales for the 1998 fiscal year totaled $1,423 million, which represented an increase of $209 million, or 17.2% over the same period in fiscal 1997. Same store and same number of weeks sales during the fourth quarter of 1998 increased 6.9% as compared to fiscal 1997. These increases in the fourth quarter sales were attributable to the prior year having reduced sales because of a five-week strike by the Company's truck drivers.

Sales for the 1997 fiscal year were $3.88 billion, representing an increase of $20.4 million or .5%, over sales of $3.86 billion for the 1996 fiscal year. Same store sales for the 1997 fiscal year decreased 2.4% over fiscal 1996. This decrease was principally the result of the five week strike in the fourth quarter of fiscal year 1997.

The cost of sales for fiscal 1998 was 71.95% as compared to 70.46% for fiscal 1997, and 70.14% for fiscal year 1996. The increase in cost of sales as a percentage of sales in fiscal 1998 was attributable to both the greater promotional activity during the fiscal year and the cost incurred in the fourth quarter for preparation of a potential work stoppage at the Company's distribution centers in November 1997. The cost of sales for the fourth quarter of fiscal 1998 was 72.06% compared to 72.26% in the fourth quarter of fiscal 1997. The slight decrease in cost of sales in the fourth quarter was caused by the prior year containing the effect of the five week strike and the current year containing increased costs attributable to the contracting of outside sources to supply the stores in the case of a potential break in service at the expiration of the warehouse workers' contract.

The Company uses the LIFO method for its nonperishable inventory. During the last three years, the Company has experienced low to moderate inflation as it relates to these inventories. This year's LIFO charge of $3.2 million compares with charges of $4.3 million and $4.7 million for the two prior fiscal years. As a percentage of sales, the LIFO charges were .08% in 1998, .11% in 1997, and .12% in 1996.

For many years, the Company has sought to improve its operating results by engaging in various activities which are used in support of its retail operations. The Company maintains manufacturing and processing activities in bakery, dairy, ice cream, beverage and ice cube operations. Other areas maintained in support of the retail stores are wholesaling activities including produce, pharmaceutical, snacks, magazine and vending operations. The Company has also developed support activities in the area of real estate operations through its GFS Realty subsidiary, which currently owns or manages thirty-eight properties which include shopping centers and free-standing stores. Transfer sales from manufacturing, processing and wholesaling activities were eliminated in the consolidated financial statements.

Selling, general, and administrative expenses decreased to 25.05% of sales in fiscal 1998 compared to 25.75% in fiscal 1997 and 25.33% in fiscal 1996. This year's decrease was principally caused by a non-recurring gain of $23.7 million as a reduction of overall employee benefit costs. Management is instituting various cost containment programs to achieve a lower selling, general and administrative expense, as a percent of sales, in the future. During the current year expenses relating to development and implementation of these programs were incurred. The current year contains an increase in general and administrative expenses including occupancy costs related to new stores. The effect of the increases in occupancy costs will be reduced as the planned new stores reach projected sales levels.

There was an increase in fiscal year 1998 net interest expense, $9.8 million compared to $6.8 million in the prior year. This was principally the result of lower interest income due to lower invested cash balances throughout the year.

Income before income taxes was $117.2 million for fiscal 1998, representing 2.77% of sales, compared to $140.5 million, representing 3.62% of sales in the prior year. The decrease of 16.6% in income before taxes resulted from the increased promotional activity relating to building sales and recapturing lost market share caused by the five week strike that ended in January 1997. Income before income taxes for the 1996 fiscal year was $167.8 million, 4.35% of sales. The decrease in income from fiscal 1996 to fiscal 1997 of $27.4 million, or 16.3% resulted largely from the effect of the work stoppage and the positive effect of the weather on fiscal 1996.

The provision for income taxes yielded an effective tax rate of 39.2% for the current year compared to 39.1% in the prior years.


COMPETITIVE ENVIRONMENT

Competition in the Washington, D.C. and Baltimore metropolitan areas, where the majority of the Company's stores are located, has increased considerably over the past several years as additional supermarket chains and alternative format competitors have entered the market. Further, the stores in Pennsylvania, New Jersey, and Delaware are faced with intense competition from supermarket chains which are more established in these markets. The operation in these states has not yet become profitable. The Company is committed to maintaining its current market share throughout its area of operations by offering aggressive promotions. Management believes that such promotions, which also include the programs instituted following the drivers' strike in the fourth quarter of Fiscal Year 1997, will put continuing pressure on margins and earnings which will have to be addressed by cost control measures.

LABOR CONTRACTS

The Company employs approximately 28,000 full and part-time associates of which approximately 25,200 are represented under collective bargaining agreements. During the current year the Company completed the renewal of two major labor contacts that were set to expire during this year. The contract with the approximately 900 bakery workers at the manufacturing plant and the in-store bakeries was renewed through August 2000. The contract with the approximately 1,150 warehouse associates was also renewed through May 2001. The contract terms are similar to the contract with the truck drivers and sustains the Company's options to use alternative methods of supplying the Company's stores when it is advantageous to the Company. Both the bakery and warehouse contracts were renewed without any labor disruption.


FINANCIAL CONDITION

CASH, CASH EQUIVALENTS, INVESTMENTS AND WORKING CAPITAL

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. Short-term investments consist primarily of United States government and agency securities purchased with an original maturity of more than three months. As of February 28, 1998, the Company's cash, cash equivalents and short-term investments totaled $149 million, compared with $178 million and $246 million at the close of each of the two prior years. The lower cash is partially attributable to reduced earnings and higher financing activities, principally the repayment of debt and acquisition of treasury stock.

Net cash provided by operations amounted to $177 million for the current fiscal year, $122 million for the preceding fiscal year and $199 million for the 1996 fiscal year. (See Consolidated Statements of Cash Flows for further details.)

Cash outlays for property, plant and equipment were $137 million for the current year, and $146 million and $128 million for the prior two years. These expenditures were related to the additional new stores and maintaining the existing store base.

Working capital at the fiscal year end was $173 million compared with $199 million and $209 million at the close of the two prior years. The working capital ratio is 1.50 to 1, compared with 1.55 to 1 and 1.62 to 1 at the end of the two prior years, respectively. Including the LIFO reserve, working capital would be $267 million currently, a 1.76 to 1 ratio, compared with $289 million, a 1.80 to 1 ratio and $295 million, a
1.87 to 1 ratio at the end of the two prior years, respectively.

CAPITAL EXPENDITURES

The Company plans to open two stores in the coming year, one of which will be in Pennsylvania. The Pennsylvania store will be in a shopping center developed by GFS Realty, the Company's real estate subsidiary. Although store development is unpredictable, the Company believes that this is an estimate of anticipated growth. The Company also plans on beginning construction on four food-drug stores that will open in the following year. Additionally, five supermarkets will be expanded and fifteen supermarkets will be remodeled during the upcoming year. Capital expenditures for the coming year will be approximately $130 million.
This capital expenditure program is subject to continuing change and review. In the normal course of operations, the Company replaces stores and closes unprofitable stores. The Company plans to close two smaller stores over the coming year. The impact of future store closings is not expected to be material. The Company believes that the liquid assets on hand plus its cash flow from operations will be sufficient to support ongoing business levels, including the planned capital expenditure program, debt service, and dividends.


CAPITALIZATION

Notes and mortgages decreased $16.8 million due to scheduled principal payments and the voluntary retirement of debt. The retirement resulted in a net interest benefit to the Company. Scheduled principal amortization during the upcoming 1999 fiscal year is expected to exceed the amount of any new financing during that year.

At the close of the 1998 fiscal year, shareholders' equity as a percentage of capitalization (long-term debt plus shareholders' equity) was 83% compared with 83% and 81% for the prior two fiscal years. Shareholders' equity at the year end was $903 million, compared with $874 million a year earlier. Long-term debt consists of $27 million of notes and mortgages at an average interest cost of 10.2%, and $156 million of obligations under capital leases. At the close of the prior year, the comparable balances were $39 million and $145 million, respectively.


DIVIDENDS

For the current year, cash dividends of $46.5 million were paid at the rate of 78 cents per share. For the prior two years dividend payments were $45.1 million and $43.6 million, at the rate of 76 cents and 74 cents per share. Fiscal year 1998 marks the 39th consecutive year of dividend payments, beginning in 1959 when the Company went public.

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


NEW ACCOUNTING STANDARDS

In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This new standard requires public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997 and will not impact the Company's consolidated financial position, results of operations or cash flows, and any effects, while not yet determined by the Company, will be limited to the presentation of its disclosures.


OTHER MATTERS

The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information. Costs of making the Company's systems Year 2000 compliant are estimated to be approximately $6 million. The costs associated with this effort are expensed as incurred and the balance of the costs are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995-SAFE HARBOR CAUTIONARY
STATEMENT

Various statements in this section, which sets forth management's discussion and analysis of the Company's financial condition and results of operations, statements in other portions of this document relating to financial projections, plans and objectives of management for future operations, future economic performance, or the assumptions underlying or relating to such statements, statements in other portions of this document preceded by, followed by or that include the words "believes," "anticipates," or similar expressions, and other statements except for historical information provided in this report, are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, cost containment programs, market share, and projected sales. From time to time, the Company may also make other written or oral disclosures containing forward-looking statements.

The Company's actual results for future periods may differ materially from those in the forward-looking statements. The actual results may be affected by, among other things, the competitive environment in the Company's market area. In addition, all of the Company's forward-looking statements are subject to inherent uncertainties and risk, including among others: business and economic conditions generally in the Company's operating regions; changes in inflation; changes in consumer spending; pricing pressures and other competitive factors; supplier relationships and costs; results of the Company's programs to reduce costs; ability to recruit and develop employees; relations with union bargaining units; changes in governmental legislation or regulation; and adverse results from ligation or claims. Consequently, these factors, other factors mentioned in this document and in other public filings, press releases and oral statements of the Company, and other unidentified factors, may cause actual events and results to vary significantly from those included in or contemplated or implied by the Company's forward-looking statements.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market capitalization as of January 28, 1997, was less than $2.5 billion. Accordingly, no disclosure is required under this item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Giant Food Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of Giant Food Inc. and its subsidiaries at February 28, 1998, February 22, 1997 and February 24, 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/S/

PRICE WATERHOUSE LLP

Washington, D.C.
March 30, 1998

CONSOLIDATED STATEMENTS OF INCOME


Fifty-three weeks ended February 28,1998, fifty-two weeks ended February 22, 1997 and February 24, 1996

Dollar amounts in thousands except per share data

                                     1998          1997        1996

SALES                             $4,230,640   $3,880,959   $3,860,579


COSTS AND EXPENSES
Cost of sales                      3,043,985    2,734,530    2,707,682
Selling, general and
 administrative (including a
 non-recurring gain of $23,674
 for 1998 employee benefit costs)  1,059,674      999,195      977,835

Interest expense, net                  9,829        6,779        7,235
                                   4,113,488    3,740,504    3,692,752

INCOME BEFORE INCOME TAXES           117,152      140,455      167,827

PROVISION FOR INCOME TAXES            45,962       54,951       65,674

NET INCOME                        $   71,190   $   85,504   $  102,153

EARNINGS PER SHARE
  BASIC                                $1.19        $1.43        $1.72
  DILUTED                              $1.18        $1.42        $1.71


The accompanying notes are an integral part of the consolidated financial statements.

                         CONSOLIDATED BALANCE SHEETS

February 28, 1998, February 22, 1997 and February 24, 1996
Dollar amounts in thousands

ASSETS
                                          1998        1997       1996
CURRENT ASSETS
Cash and cash equivalents             $   28,857  $   40,981  $  111,133
Short-term investments                   120,278     137,096     134,677
Receivables                               63,560      53,452      47,771
Income taxes receivable                    8,723       8,501
Inventories                              274,137     291,644     225,801
Deferred income taxes                     23,068      22,579      24,003
Other current assets                       3,450       3,623       2,886

Total current assets                     522,073     557,876     546,271


PROPERTY, PLANT AND EQUIPMENT
Land                                      90,113      85,109      79,639
Buildings and improvements               383,795     347,921     319,982
Leasehold improvements                   210,280     196,243     170,794
Fixtures and equipment                   882,051     840,566     802,173

                                       1,566,239   1,469,839   1,372,588
Less accumulated depreciation            725,190     688,238     643,693

                                         841,049     781,601     728,895
Equipment deposits and construction
   in progress                            23,699      33,886      32,496

                                         864,748     815,487     761,391

PROPERTY UNDER CAPITAL LEASES, net of
  accumulated amortization
  (1998, $77,770; 1997, $71,192;
   1996, $65,018)                        116,711     106,565     105,839


REAL ESTATE HELD FOR FUTURE DEVELOPMENT    5,495      11,875      16,902


OTHER ASSETS                              12,855      11,722      16,736

                                      $1,521,882  $1,503,525  $1,447,139

The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY        1998       1997        1996

CURRENT LIABILITIES
Current portion of long-term debt
  Notes and mortgages                   $    1,905  $   6,821  $   6,846
  Obligations under capital leases           6,621      5,839      5,310
Accounts payable                           259,020    248,368    219,253
Accrued expenses
  Compensation related                      66,563     82,741     84,277
  Other                                      2,874      3,955      1,486
Dividends payable                           11,710     11,393     11,009
Income taxes payable                                               9,061

Total current liabilities                  348,693    359,117    337,242


LONG-TERM DEBT
Notes and mortgages                         27,134     39,039     45,959
Obligations under capital leases           156,041    144,953    142,863
                                           183,175    183,992    188,822


OTHER LIABILITIES
Deferred income taxes                       22,294     12,675     12,543
Accrued insurance claims                    34,334     38,482     47,964
Other                                       30,773     35,606     37,811
                                            87,401     86,763     98,318

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $1 par, all classes           60,257     60,257     60,257
Capital in excess of par value               2,299      2,147        388
Retained earnings                          843,402    819,060    779,000
Accumulated other comprehensive income        (243)      (449)      (108)

                                           905,715    881,015    839,537
Less Class "A" stock held in treasury,
 at cost (1998, 100,627 shares; 1997,
 285,464 shares; 1996, 702,782 shares)       3,102      7,362     16,780
                                           902,613    873,653    822,757
                                        $1,521,882 $1,503,525 $1,447,139


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Fifty-three weeks ended February 28, 1998, fifty-two weeks ended February 22, 1997 and February 24, 1996

Dollar amounts in thousands except share amounts

                                          Accumulated            Total
              Capital in  Treasury stock     Other               Share-
              excess of     (Class "A")  Comprehensive Retained  holders'
              par value   Shares    Cost    Income     earnings   equity

Balance,
 2-25-95       $       1,002,464   $23,937   $(1,648)  $720,784 $755,456

Comprehensive income
 Net income                                             102,153
 Unrealized security
  holding gains(losses)                        1,540
 Total comprehensive income                                      103,693
Stock options
 exercised        (494) (280,768)   (6,705)                        6,211
Tax benefit under
 stock option
 plans             724                                               724
Awards under stock
 bonus plan        158   (18,914)     (452)                          610
Dividends
 ($.74 per share)                                       (43,937) (43,937)
Balance,
 2-24-96           388   702,782    16,780     (108)    779,000  822,757

Comprehensive income
 Net income                                              85,504
 Unrealized security
  holding gains(losses)                        (341)
 Total comprehensive income                                       85,163
Stock options
 exercised        (227) (503,875)  (12,494)                       12,267
Treasury stock acquired
 upon exercise of
 stock options           105,100     3,554                        (3,554)
Tax benefit under
 stock option
 plans           1,850                                             1,850
Awards under stock
 bonus plans       136   (18,543)     (478)                          614
Dividends
 ($.76 per share)                                       (45,444) (45,444)
Balance,
 2-22-97         2,147   285,464     7,362     (449)    819,060  873,653

Fifty-three weeks ended February 28, 1998, fifty-two weeks ended February 22, 1997 and February 24, 1996

Dollar amounts in thousands except share amounts


                                          Accumulated            Total
              Capital in  Treasury stock     Other               Share-
              excess of     (Class "A")  Comprehensive Retained  holders'
              par value   Shares    Cost    Income      earnings   equity

Comprehensive income
 Net income                                             71,190
 Unrealized security
  holding gains(losses)                         206
 Total comprehensive income                                       71,396
Stock options
 exercised      (1,164) (362,634)  (10,136)                        8,972
Purchase of
  treasury stock         195,989     6,423                        (6,423)
Tax benefit under
 stock option
 plans           1,253                                             1,253
Awards under stock
 bonus plan         63   (18,192)     (547)                          610
Dividends
 ($.78 per share)                                      (46,848)  (46,848)
Balance,
 2-28-98        $2,299   100,627   $ 3,102    $(243)  $843,402  $902,613

                             Common stock, all classes
                               Shares        Par value
Balance, February 25, 1995   60,256,620       $60,257
Balance, February 24, 1996   60,256,620        60,257
Balance, February 22, 1997   60,256,620        60,257
Balance, February 28, 1998   60,256,620        60,257


The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Fifty-three weeks ended February 28, 1998, fifty-two weeks ended February 22, 1997 and February 24, 1996
Dollar amounts in thousands
                                                 1998     1997     1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                    $ 71,190 $ 85,504 $102,153
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation                                    94,040   96,743   93,932
Amortization of property under capital leases    6,578    6,174    5,875
Stock awarded as compensation                      610      614      610
Other adjustments, net                           2,040      535    1,613
Net increase (decrease) in cash from changes
 in operating assets and liabilities,
 detailed below                                  2,145  (67,835)  (5,528)

Net cash provided by operating activities      176,603  121,735  198,655

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments            (153,001)(172,820) (73,782)
Proceeds from sales of short-term investments  148,160  138,697   19,826
Proceeds from maturity of
  short-term investments                        21,865   31,141   14,595
Capital expenditures                          (136,921)(145,812)(128,107)
Proceeds from dispositions of other assets        -      13,998     -
Additions to other assets                       (3,173)  (9,518)  (7,598)

Net cash used in investing activities         (123,070)(144,314)(175,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and mortgages      (16,821)  (6,945) (28,263)
Reduction of obligations under capital leases   (4,854)  (4,281)  (3,858)
Issuance of common stock                         8,972    8,713    6,211
Purchases of treasury stock                     (6,423)     -        -
Dividends paid                                 (46,531) (45,060) (43,591)

Net cash used in financing activities          (65,657) (47,573) (69,501)

Net decrease in cash and cash equivalents      (12,124) (70,152) (45,912)
Cash and cash equivalents at beginning of year  40,981  111,133  157,045

Cash and cash equivalents at end of year      $ 28,857 $ 40,981 $111,133

Fifty-three weeks ended February 28, 1998, fifty-two weeks ended February 22, 1997 and February 24, 1996

Dollar amounts in thousands


CASH FLOWS FROM CHANGES IN OPERATING ASSETS AND LIABILITIES
                                              1998      1997      1996
(Increase) decrease in assets
   Receivables                             $(10,108) $ (5,681) $ (3,904)
   Inventories                               17,507   (65,843)   12,177
   Income taxes receivable                    1,031    (8,501)      -
   Deferred income taxes                       (489)    1,645    (2,474)
   Other current assets                         173      (737)     (742)
Increase (decrease) in liabilities
   Accounts payable                          10,652    29,115    (6,576)
   Accrued expenses                         (17,259)      933       454
   Income taxes payable                        -       (7,211)   (7,023)
   Deferred income taxes                      9,619       132    (9,325)
   Accrued insurance claims                  (4,148)   (9,482)   12,493
   Other liabilities                         (4,833)   (2,205)     (608)
Net cash provided by (used in) changes in
   operating assets and liabilities        $  2,145  $(67,835) $ (5,528)

The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Fifty-three weeks ended February 28, 1998, fifty-two weeks ended February 22, 1997 and February 24, 1996

Dollar amounts in thousands except per share data

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Giant Food Inc. (the "Company") operates a chain of 179 retail supermarkets and drug stores selling food, pharmacy and general merchandise. The majority of the Company's stores are located in the Washington, D.C. and Baltimore, Maryland metropolitan areas as well as Pennsylvania, New Jersey and Delaware. A majority of the Company's workforce is subject to labor agreements requiring periodic negotiation.

The Company uses a 52-53 week fiscal year ending on the last Saturday in the month of February. Fiscal 1998 was a 53-week period while fiscal 1997 and fiscal 1996 were 52-week periods.

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash equivalents: For financial reporting purposes, cash equivalents consist of all highly liquid investments purchased with original maturities of three months or less. At February 28, 1998, such cash equivalents consist principally of corporate commercial paper.

Short-term investments: The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of United States government and federal agency securities, corporate commercial paper and corporate bonds which are stated at market value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income in shareholders' equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

Inventories: Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used for determining the cost of grocery, drug, cosmetic and non-food inventories, while the first-in, first-out (FIFO) method is used for determining the cost of other inventories, primarily perishable items. Approximately 83% of the Company's inventories are valued using the LIFO method.

Property, plant and equipment: Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is provided on the straight-line method over the estimated useful lives of the assets which results in average depreciation rates of 3%, 4% and 8% for buildings and improvements, leasehold improvements and furniture and equipment, respectively. Accelerated methods and lives are used for income tax reporting purposes.

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

Stock-based compensation: The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has provided pro forma disclosures which reflect the fair value based method of accounting for stock options granted in 1998, 1997 and 1996 as required by the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (Note 7).

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

Earnings per share: On February 28, 1998, the Company adopted SFAS No. 128, "Earnings per Share" and restated all prior-period earnings per share data. Basic earnings per share excludes the dilutive effect of outstanding stock options and is computed by dividing net income by the weighted average common shares outstanding of 60,056,932, 59,778,489, and 59,360,234 in fiscal years 1998, 1997, and 1996. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options were exercised. It is computed by increasing the denominator of the basic calculation by potential dilutive common shares, determined using the treasury stock method, of 60,411,000, 60,427,000, and 59,735,438 in fiscal years 1998, 1997, and 1996.

Comprehensive income: On February 28, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Total comprehensive income is reported in the consolidated statements of changes in stockholders' equity and includes net income and unrealized security holding gains and losses, net of taxes.

Business segments: Substantially all of the Company's assets, sales and operating income are employed in or derived from a combination of retail food and drug business in the United States. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. This Statement is effective for fiscal years beginning after December 15, 1997 and will not impact the Company's consolidated financial position, results of operations or cash flows, and any effects, while not yet determined by the Company, will be limited to the presentation of its disclosures.

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

2.  SHORT-TERM INVESTMENTS

Short-term investments consist of the following:
                                           Unrealized Holding
  As of February 28, 1998:      Cost         (Losses) Gains    Fair Value
Government obligations       $ 30,719           $  (456)         $ 30,263
Corporate obligations          88,094                56            88,150
Other                           1,860               -               1,860
                             $120,673           $  (400)         $120,273

  As of February 22, 1997:
Government obligations       $136,590            $ (742)         $135,848
Corporate obligations            -                  -                -
Other                           1,248               -               1,248
                             $137,838           $  (742)         $137,096

  As of February 24, 1996:
Government obligations       $133,941            $ (177)         $133,764
Corporate obligations            -                  -                -
Other                             913               -                 913
                             $134,854           $  (177)         $134,677

Maturities of short-term investments at February 28, 1998 were as follows:
                                             Cost       Fair Value
Due within one year                       $ 93,198       $ 93,516
Due after one year through five years       27,475         26,757
                                          $120,673       $120,273

3. INVENTORIES

If the FIFO method had been used, inventories would have been $93,233, $90,008, and $85,713 higher at the end of 1998, 1997 and 1996, respectively. Net income would have been higher by $1,964 ($.03 per share-basic) in 1998, $2,616 ($.04 per share-basic) in 1997, and $2,889
($.05 per share-basic) in 1996. The replacement cost of inventories valued at LIFO approximates FIFO cost.

4.  NON-RECURRING GAIN

The Company realized a $23,674 non-recurring gain during the fourth quarter of fiscal 1998. This non-recurring gain was realized as a reduction of overall employee benefit costs, and accordingly, has been presented as a reduction in selling, general and administrative expenses in the accompanying financial statements. Management cannot predict the likelihood that such reductions will occur in the future.

5. NOTES AND MORTGAGES

Notes and mortgages outstanding at February 28, 1998, February 22, 1997 and February 24, 1996 were as follows:
                                  1998      1997       1996
Notes payable to insurance
 company                        $ 17,400  $ 33,560  $ 39,720
Mortgage notes payable            11,639    12,300    13,085
                                  29,039    45,860    52,805
Less current portion               1,905     6,821     6,846

                                $ 27,134  $ 39,039  $ 45,959

The insurance company notes are subject to covenants, the more significant of which restrict the payment of dividends, the creation of long-term debt and the purchase of Company common stock. At February 28, 1998, approximately $90,553 of consolidated retained earnings were free of dividend and stock purchase restrictions. The average interest rate on the insurance company notes is 9.80%.

Mortgage notes are collateralized by real estate which cost $15,562. The average interest rate on such notes is 11.35%.

Net interest expense was as follows:
                                    1998       1997      1996
Notes and mortgages             $   4,356  $   5,045 $   6,237
Lease obligations                  17,094     16,597    16,140
Capitalized interest              ( 1,677)   ( 1,731)  ( 1,138)

                                   19,773     19,911    21,239
Less interest income              ( 9,944)   (13,132)  (14,004)

                                $   9,829  $   6,779 $   7,235

Annual maturities of notes and mortgages for the next five years are as follows: 1999, $1,905; 2000, $2,000; 2001, $2,108; 2002, $2,230; and
2003, $20,796.

The estimated fair value of notes and mortgages is approximately $31,234, $49,200 and $66,000 at February 28, 1998, February 22, 1997, and February 24, 1996, respectively.

6. INCOME TAXES

The provision (benefit) for income taxes consists of:
                                   1998      1997       1996
Current
  Federal                        $30,578   $44,446    $64,536
  State                            6,389     8,728     12,937
                                  36,967    53,174     77,473
Deferred
  Federal                          7,438     1,466     (9,822)
  State                            1,557       311     (1,977)

                                   8,995     1,777    (11,799)

                                 $45,962   $54,951    $65,674

Deferred income tax assets (liabilities) are comprised of the following:

                                  February 28, February 22, February 24,
                                      1998         1997         1996
 Current deferred income tax assets:
  Employee benefits                 $ 13,376    $ 13,233     $ 13,930
  Promotional allowances               4,796       4,461        4,734
  Capitalization of inventory            588       4,356        3,235
  Other                                4,309         529        2,104
                                      23,069      22,579       24,003

 Noncurrent deferred income tax assets:
  Capital leases                      18,113      17,414       16,658
  Accrued insurance claims            19,014      18,429       21,274
  Pension payments                     8,151       6,904        5,843
  Capitalization of overhead           4,181       4,276        3,812
  Promotional allowances               2,925       6,350        8,396
  Other                                  831       1,159          485
                                      53,215      54,532       56,468
   Total deferred tax assets          76,284      77,111       80,471

 Noncurrent deferred income tax liabilities:
  Depreciation                       (70,319)    (62,016)     (63,820)
  Acquisition of shopping
    center for stock                  (5,191)     (5,191)      (5,191)
   Total deferred tax liabilities    (75,510)    (67,207)     (69,011)

 Net deferred tax asset             $    774     $ 9,904     $ 11,460

The following table reconciles the statutory federal income tax rate to the Company's effective income tax rate.
                                               1998      1997      1996
Statutory federal income tax rate              35.0%     35.0%     35.0%
State income taxes, net of
 federal tax benefit                            4.4       4.4       4.2
Other                                          (0.2)     (0.3)     (0.1)

Effective income tax rate                      39.2%     39.1%     39.1%

7.  COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments under capital leases and noncancelable operating leases as of February 28, 1998 are as follows:

                                          Capital          Operating
                                           leases            leases
1999                                     $ 22,675          $ 36,966
2000                                       22,500            35,968
2001                                       22,394            34,531
2002                                       22,223            33,726
2003                                       21,738            33,233
Later years                               284,366           527,295

Total minimum lease payments              395,896          $701,719
Less executory costs                          158

Net minimum lease payments                395,738
Less imputed interest                     233,076

Present value of net
 minimum lease payments                   162,662
Less current portion                        6,621

Long-term obligations under
 capital leases                          $156,041

Minimum lease payments for capital leases have not been reduced by minimum sublease rentals of $5,080 receivable in the future under noncancelable subleases.

Net rental expense associated with leases consists of the
 following:
                               1998          1997          1996
Operating leases
   Minimum                   $41,418       $32,829       $22,369
   Contingent                  8,586         7,900         9,142
Contingent rentals under
   capital leases              2,977         3,105         3,416
Gross rental expense          52,981        43,834        34,927
Sublease income               (2,649)       (2,458)       (2,303)

Net rental expense           $50,332       $41,376       $32,624

The Company also leases certain retail space to others under noncancelable operating lease agreements. Rental income from owned properties was $13,883 in 1998, $11,450 in 1997, and $10,395 in 1996.
Total future minimum rentals from owned properties as of February 28, 1998 were approximately $83,438.

Contingencies: From time to time, the Company is involved in legal proceedings that have arisen in the ordinary course of business. Currently, there are claims alleging acts of employment discrimination. Management, after consulting with legal counsel, is of the opinion that the outcome of such matters will not have a material impact on the consolidated financial position of the Company.

8.  COMMON STOCK AND EMPLOYEE INCENTIVE PLANS

Shares authorized: Common stock, $1 par value, authorized and outstanding at year end is as follows:
                                               Outstanding
    Class             Authorized      1998          1997         1996
"A" non-voting        75,000,000    59,905,993    59,721,156   59,303,838
"AC" voting              125,000       125,000       125,000      125,000
"AL" voting              125,000       125,000       125,000      125,000

                      75,250,000    60,155,993    59,971,156   59,553,838

Class "A" common stock has all of the rights and privileges pertaining to other classes of common stock except the right to vote. No dividends may be declared on any class of common stock without declaring at least an equal dividend on Class "A" stock. However, dividends may be declared on Class "A" stock without declaring dividends on any other class of common stock.

The Company's Board of Directors has authorized the future repurchase of up to 2,325,000 Class "A" common shares. The Company has purchased and accumulated treasury stock in order to accommodate a portion of the needs for registered common stock which may arise in connection with the exercise of stock options and the award of shares under the stock bonus plan.

Stock options: The Company has established incentive compensation plans under which it is authorized to grant non-qualified stock options to approximately 1,650 employees. Options to purchase the Company's Class "A" common stock are exercisable at a price equal to the market value of the stock at the date of grant and become exercisable over one to five years following the grant. All options expire ten years after date of grant.

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

Option and SAR activity is as follows:
                                Number of Shares      Average Option
                               Options      SARs          Price

February 25, 1995
Outstanding                  3,124,035     419,025        $23.56

   1996 Activity
Granted                        732,350         -           27.75
Options exercised             (281,299)    (49,004)        22.14
SARs exercised                (179,057)   (179,057)        16.69
Canceled                       (72,436)     (5,216)        24.50

February 24, 1996
Outstanding                  3,323,593     185,748         24.94

   1997 Activity
Granted                        573,400         -           33.40
Options exercised             (503,875)     (9,679)        24.42
SARs exercised                 (78,124)    (78,124)        18.84
Canceled                      (139,171)     (2,951)        26.08

February 22, 1997
Outstanding                  3,175,823      94,994         26.71

   1998 Activity
Granted                        754,400         -           33.04
Options exercised             (362,634)     (8,294)        24.63
SARs exercised                 (46,565)    (46,565)        19.65
Canceled                      (133,480)       (900)        31.32

February 28, 1998
Outstanding                  3,387,544      39,235         28.25

Exercisable                  1,650,524      39,235        $26.54
Available for future grants    559,420       NONE           -

The following table summarizes information about options outstanding at February 28, 1998 for the plans:

                      Options Outstanding           Options Exercisable
                             Weighted - Average
                              Remaining                          Weighted
                   Number    Contractual             Number       Average
   Range of     Outstanding   Life      Exercise   Exercisable   Exercise
Exercise Prices  At 2/28/98  (in years)  Price      At 2/28/98     Price
 $17.35 - 19.81      22,445        3.6   18.86          22,445     18.86
  20.00 - 24.94   1,028,539        5.0   22.70         730,039     22.71
  25.00 - 29.94     908,040        4.7   27.22         665,800     27.28
  30.44 - 35.63   1,428,520        8.7   33.06         232,240     32.85
                  3,387,544                          1,650,524

The weighted-average fair value of options granted during 1998 and 1997 was $8.13 and $8.03, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model. The following weighted-average assumptions are included in the Company's fair value calculations:

                                   1998               1997
Expected life (years)                 6                  6
Risk-free interest rate             6.0%               6.2%
Volatility                         20.0%              20.9%
Dividend yield                      2.5%               2.8%

Under the above models, the total value of stock options granted during 1998, 1997 and 1996 was approximately $5,528, $4,608 and $5,175, respectively, which would be amortized over the five year option vesting period. Had the Company determined compensation costs for these plans in accordance with SFAS No. 123, the Company's pro forma net income would have decreased by $1,461, $938 and $421 in 1998, 1997 and 1996, respectively. Pro forma basic earnings per share would be $1.16 in 1998, $1.41 in 1997 and $1.71 in 1996. Pro forma diluted earnings per share would be $1.15 in 1998, $1.40 in 1997 and $1.70 in 1996. The SFAS No.
123 method of accounting does not apply to options granted prior to 1996, and accordingly, the resulting pro forma compensation cost is not representative of that to be expected in the future.

Stock awards: The Company has also established an executive stock bonus plan under which certain officers and managerial employees may be awarded shares of Class "A" common stock. Charges to income arising from stock awards (including applicable withholding taxes) were $1,000 in 1998, $1,000 in 1997 and $1,000 in 1996.

9.  EMPLOYEE BENEFIT PLANS

Pension and savings plans: The Company maintains a qualified defined benefit pension plan which covers substantially all non-union employees. Plan benefits are based on the participants' years of service and average annual earnings. The Company's policy is to fund the amount expensed for accounting purposes subject to it being deductible for income tax purposes. The assets of the qualified defined benefit pension plan at February 28, 1998 are comprised of approximately 70% equities and approximately 30% fixed income investments and cash equivalents.

Supplementary defined benefit pension plans covering certain officers are also maintained. These plans are unfunded and non-qualified. The pension liability associated with the plans is accrued using the same actuarial methods and assumptions as those used for the Company's qualified plan.

The net periodic pension cost for these plans includes the following components:

                              1998         1997          1996
Service cost
  Qualified plan           $ 5,166       $ 4,908      $ 4,158
  Supplemental plans           214           166          151
Interest cost
  Qualified plan             9,155         8,224        8,339
  Supplemental plans           498           336          337
Actual return on assets    (21,453)      (15,576)     (21,228)
Net amortization and deferral
  Qualified plan             9,440         4,617       12,412
  Supplemental plans           268           212          189
Net pension cost          $  3,288       $ 2,887      $ 4,358

The funded status and amounts recognized in the consolidated balance sheets as of February 28, 1998, February 22, 1997 and February 24, 1996 are as follows:
                                                      Qualified plan
                                             1998      1997       1996
Actuarial present value of benefit obligations
Vested benefit obligation                  $ 96,623  $ 81,576   $ 80,908

Accumulated benefit obligation             $107,529  $ 91,333   $ 90,570

Projected benefit obligation               $135,784  $116,301   $113,415

Plan assets at fair value                  (135,060) (117,980)  (105,956)
Projected benefit obligation (less than)
 in excess of plan assets                       724    (1,679)     7,459
Unrecognized net gain (loss)                 12,774    11,153     (1,167)
Unrecognized prior service cost              (2,222)   (1,759)    (1,927)
Unrecognized transition asset                 4,848     6,100      7,351
Pension liability recognized in the
  consolidated balance sheets              $ 16,124   $13,815    $11,716


                                                  Supplemental plans
                                              1998     1997      1996
Actuarial present value of benefit obligations
Vested benefit obligation                   $ 5,684  $ 3,066   $ 2,805

Accumulated benefit obligation              $ 5,684  $ 3,066   $ 2,805

Projected benefit obligation                $ 7,514  $ 4,784   $ 4,420


Plan assets at fair value                        -        -         -

Projected benefit obligation in excess of
 plan assets                                  7,514    4,784     4,420
Unrecognized net gain                        (2,552)     673       681
Unrecognized prior service cost              (1,129)  (1,225)   (1,354)
Unrecognized transition obligation             (409)    (512)     (614)
Additional Liability                          1,130
Pension liability recognized in the
 consolidated  balance sheets               $ 4,554  $ 3,720   $ 3,133

Actuarial assumptions used were as follows:
                                         1998        1997       1996

Discount rate                            7.0%        7.5%       7.5%
Rate of increase in
 compensation levels                     3.5%        4.0%       4.0%
Expected rate of return
 on plan assets                          9.0%        9.5%       9.5%


Payments are made to union-sponsored, multi-employer pension plans in accordance with negotiated labor contracts. Charges to income arising from contributions required under the labor contracts aggregated $19,220, $18,731 and $19,051 in 1998, 1997 and 1996, respectively.

The Company sponsors a tax deferred savings plan whereby eligible employees may elect annually to contribute up to 20% of their compensation, subject to statutory limitations. A non-qualified supplemental tax deferred savings plan is also maintained for certain employees. The Company matches a portion of employee contributions. Charges to income representing the Company's contributions to the plans were $4,849, $4,516, and $4,259 in 1998, 1997 and 1996, respectively.

Other Benefits:

The Company does not provide any significant post-retirement or post-employment benefits to administrative employees, and post-retirement and post-employment benefits for union employees are covered by union-sponsored, multi-employer plans.

10.  CASH FLOWS

Net cash flows from operating activities include cash payments for interest and income taxes as follows:

                                     1998         1997         1996

Interest                           $20,324      $21,887      $22,758
Income taxes                        35,936       72,586       84,495

Non-cash investing and financing activities include capital leases of $16,724, $6,900 and $6,212 in 1998, 1997 and 1996, respectively.

SUPPLEMENTARY FINANCIAL INFORMATION

(a) Selected Quarterly Financial Data (unaudited)

Thousands of Dollars, Except Per Share

                                 Gross       Net     Earnings Per Share
Fiscal Year         Sales        Profit     Income    Basic    Diluted
   1998
1st 12 weeks    $   928,936  $   265,205  $  14,912  $  .25    $  .25
2nd 12 weeks        934,782      255,546      7,640     .13       .13
3rd 12 weeks        943,931      268,351     12,228     .21       .20
Last 17 weeks     1,422,991      397,553     36,410     .60       .60
Total           $ 4,230,640  $ 1,186,655  $  71,190  $ 1.19    $ 1.18

   1997
1st 12 weeks    $   895,627  $   271,144  $  25,783  $  .43    $  .43
2nd 12 weeks        874,424      269,807     23,172     .39       .39
3rd 12 weeks        896,977      268,743     18,860     .32       .31
Last 16 weeks     1,213,931      336,735     17,689     .29       .29
                $ 3,880,959  $ 1,146,429  $  85,504  $ 1.43    $ 1.42

   1996
1st 12 weeks    $   869,235  $   257,626  $  22,106  $  .37    $  .37
2nd 12 weeks        856,515      254,057     17,765     .30       .30
3rd 12 weeks        870,666      258,836     17,420     .30       .29
Last 16 weeks     1,264,163      382,378     44,862     .75       .75
                $ 3,860,579  $ 1,152,897  $ 102,153  $ 1.72    $ 1.71

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              (a)     Identification of Directors

                               Title of All Positions   Year First
Name                    Age    Held with the Company    Elected Director


Pete L. Manos            61     Chairman of the Board,        1995
                                President, and Chief
                                Executive Officer

Alvin Dobbin*            66     Executive Vice President,     1996
                                Chief Operating Officer,
                                and Director

Constance M. Unseld      50     Director                      1993

Peter F. O'Malley        59     Director                      1993

David J. Sainsbury       57     Director                      1994

Harry G. Beckner         69     Director                      1994

Rosemary P. Thorne       46     Director                      1996

Raymond A. Mason         61     Director                      1996

David Bremner**          40     Director                      1997

The present term of each of the above Directors will expire at the Annual Meeting of Voting Shareholders currently scheduled for September 10, 1998.

Millard F. West, Jr. and Morton H. Wilner retired as active directors on September 6, 1990, on which date they were elected Directors Emeritus. Messrs. West and Wilner served as Board members 26 and 24 years, respectively.

*Although Mr. Dobbin retired from his corporate positions effective February 28, 1998, he remains a Director of the Company.

**Mr. Bremner replaced Michael W. Broomfield as a Director of the
Company.

              (b)     Identification of Executive Officers

                               Year First Elected
Name and Position       Age   Officer   Present Office
Pete L. Manos            61    1977     1992 (President)
  Chairman of the Board,                1995 (Chief Executive Officer)
  President, & Chief Executive          1996 (Chairman of the Board)
  Officer

Alvin Dobbin*            66    1970     1996 (Executive Vice President)
  Executive Vice President-             1996 (Chief Operating Officer)
  and Chief Operating Officer

Michael W. Broomfield**  55    1998     1998
  Chief Operating Officer

David W. Rutstein        53    1978     1981 (Sr. V.P.- General Counsel)
  Senior Vice President-                1996 (Chief Admin. Officer)
  General Counsel, Chief                1996 (Secretary)
  Administrative Officer,
  and Secretary

Mark H. Berey            46    1997     1997 (Sr. V.P. - Finance)
  Senior Vice President-                1997 (Treasurer)
  Finance, Treasurer,                   1997 (Chief Financial Officer)
  Chief Financial Officer

M. Davis Herriman        59    1985     1996 (Sr. V.P. - Grocery, Bakery
  Senior Vice President-                      and Pharmacy Operations
  Grocery, Bakery and                   1998 (Chief Merchandising
  Pharmacy Operations and                     Officer)
  Chief Merchandising Officer

Roger D. Olson           53    1978     1988
  Senior Vice President-
  Labor Relations and
  Personnel

Robert W. Schoening      51    1985     1988
  Senior Vice President-
  Information Systems

Samuel E. Thurston       54    1977     1988
  Senior Vice President-
  Distribution

John P. Mason            45    1996     1998
  Senior Vice President-
  Perishable Operations

* Mr. Dobbin retired from these positions effective February 28, 1998. Mr. Broomfield was elected to the position of Chief Operating Officer effective March 9, 1998.

** Mr. Broomfield was elected to the position of Chief Operating Officer effective March 9, 1998.

The present term of each of the above Executive Officers will expire at the first meeting of the Board of Directors subsequent to the Annual Meeting of Voting Shareholders currently scheduled for September 10, 1998.

      (c)     Identification of Certain Significant Employees
              Not applicable.

      (d)     Family Relationships
              Not applicable.

      (e)     Business Experience

              Each of the above-named executive officers of the Company has been employed by the Company for a period of time in excess of five years except for Messrs. Broomfield, Berey, and Green. Mr. Broomfield served as Managing Director of Saveacentre (a subsidiary of J Sainsbury) from 1992-1996 when he was assigned by J Sainsbury to work in the President's office at Giant where he stayed until he assumed his position as Chief Operating Officer of Giant on March 9, 1998. Mr. Berey served as President and Chief Executive Officer of Sutton Place Gourmet since June of 1989, and in 1995 became that company's Chairman of the Board. Mr. Berey stepped down from that position in July of 1996 and took personal time off before assuming his position with Giant in August 1997. Mr. Green served as the Vice President of Construction, Engineering, and Purchasing of Pathmark Stores since 1992. Messrs. Broomfield, Berey, and Green each have more than five years experience in the food-retail industry. The positions of each of the officers with the Company are set forth above in subsection (b), and the duties of each have been encompassed within the framework of their respective titles since first becoming an officer of the Company.

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

              Rosemary P. Thorne serves as Group Finance Director of J Sainsbury plc. Miss Thorne is a non-executive director of the Board of the Department for Education and Employment. She is also a member of the Financial Reporting Review Panel, a board member of the Prince's Youth Business Trust and an active member of the prestigious Hundred Group.

              Raymond A. Mason is the Chairman, President and Chief Executive Officer of Legg Mason, Inc. He has served as chairman of the Securities Industry Association, The National Association of Security Dealers and chairman of the Regional Firms Committee of the New York Stock Exchange.

              David Bremner is Deputy Group Chief Executive for
J Sainsbury plc. He is also Chairman of Homebase (Sainsbury's chain of home improvement and garden centers) and Chairman of Shaw's Supermarkets Inc.

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

              To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended February 28, 1998, except for the report described below, all
Section 16(a) filing requirements applicable to officers, directors, and greater than ten-percent beneficial owners were met on a timely basis.

              George W. Hannis, Jr. inadvertently failed to file a Form 4 with respect to his exercise of stock options upon his retirement from the Company. The error was corrected by the filing of SEC Form 5 in April 1998.

ITEM 11.     EXECUTIVE COMPENSATION

     The following tables and narrative text discuss the compensation paid in Fiscal Year 1998 and the two prior fiscal years to the Company's Chief Executive Officer and the Company's four other most highly-compensated executive officers.


                      Summary Compensation Table

                      Annual Compensation (1)

                                                 Other
Name and                                         Annual
Principal            Fiscal                      Compen-
Position             Year     Salary    Bonus    sation(1)

Pete L. Manos        1998     $579,519  $150,000 $5,772
Chairman of the      1997     $520,673  $260,000 $6,002
  Board, President   1996     $327,028  $260,000 $6,134
  and CEO

Alvin Dobbin         1998     $336,985  $ 93,600 $5,772
  Exec. V.P.         1997     $290,141  $160,000 $6,002
  & COO              1996     $254,431  $150,378 $6,134

David W. Rutstein    1998     $291,571  $ 96,825 $5,772
  Sr. V.P.           1997     $264,654  $160,000 $6,002
  Gen. Counsel, CAO  1996     $252,720  $149,363 $6,134
  & Secretary

M. Davis Herriman    1998     $252,739  $ 82,200 $5,772
  Sr. V.P. Grocery,  1997     $217,657  $120,000 $6,002
  Bakery & Pharmacy  1996     $189,375  $118,807 $6,134
  Operations and
  Chief Merchandising
  Officer

Robert W. Schoening  1998     $264,291  $ 57,728 $5,772
  Sr. V.P.           1997     $187,488  $ 98,681 $6,002
  Information        1996     $179,006  $ 98,681 $6,134
  Systems

     (1) Aggregate value of perquisites does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus. Includes cash payments for income taxes to each named officer on the value of the restricted shares and the tax payment itself pursuant to the Non-
Qualified Executive Stock Bonus Plan II.

                           Long Term Compensation

                                        Options/         All Other
Name and                      Restricted   SAR            Compensa-
Principal            Fiscal   Stock     Awards(#)  LTIP    tion
Position             Year     Awards(3)   (4)     Payouts (5)(6)

Pete L. Manos        1998     $9,027     32,500      0     $31,065
  Chairman of the    1997     $9,388          0*     0     $36,320
  Board, President   1996     $9,596    102,500      0     $24,318
  and CEO

Alvin Dobbin         1998     $9,027     17,500      0     $18,397
  Exec. V.P. &       1997     $9,388     14,500      0     $25,415
  COO                1996     $9,596      9,500      0     $23,085

David W. Rutstein    1998     $9,027     17,500      0     $16,725
  Sr. V.P.           1997     $9,388      9,500      0     $20,273
  Gen. Counsel, CAO  1996     $9,596      9,500      0     $18,855
  & Secretary

M. Davis Herriman    1998     $9,027      9,500      0     $17,473
  Sr. V.P. Grocery,  1997     $9,388     12,500      0     $16,041
  Bakery & Pharmacy  1996     $9,596      7,500      0     $14,170
  Operations and
  Chief Merchandising
  Officer

Robert W. Schoening  1998     $9,027     17,500      0     $15,168
  Sr. V.P.           1997     $9,388      9,500      0     $15,130
  Information        1996     $9,596      9,500      0     $14,390
  Systems

     (3) Under this plan, the aggregate stock holdings of this group were 17,340.60 shares and the share value was $36.312 as of February 28, 1998. Dividends are paid on the stock held under this plan.

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

*Incorrectly reported as 2,500 in the 1997 10K.

     The Company receives no cash consideration for granting options.
In order to acquire shares, the optionee must pay the full purchase price of the shares being exercised, plus appropriate withholding taxes. Optionees are not permitted to receive cash for any excess of market value over option price.

    (5)  Includes Company matching contributions under Company's
Qualified Tax-Deferred Savings Plan ("Qualified Plan") and the Company's Non-Qualified Excess Benefits Savings Plan ("Non-Qualified Plan").

     Participants in the Qualified Plan and Non-Qualified Plan are permitted to contribute portions of their compensation, subject to legal limitations for the Qualified Plan and without legal limitations for the Non-Qualified Plan, for which the Company contributes an amount in cash equal to the participant's initial 3% pre-tax contribution. In addition, the Company provides supplemental contributions (in the form of Giant Food Inc. Class A common stock for the Qualified Plan) and the Non-Qualified Plan to match participants' contributions (partially or totally) in excess of 3% of salary up to 6% of salary. Such Company contributions are limited to .4% of its pre-tax earnings.

     In Fiscal Year 1998 the Company made matching contributions under the Qualified Plan as follows: Mr. Manos $6,000, Mr. Dobbin $6,000, Mr. Rutstein $6,000, Mr. Herriman $6,000, and Mr. Schoening $6,000. In Fiscal Year 1998 the Company made matching contributions under the Non-Qualified Plan as follows: Mr. Manos $25,065.65, Mr. Dobbin $12,396.93, Mr. Rutstein $10,724.81, Mr. Herriman $7,797.68, and Mr. Schoening $7,469.67.

     (6) Includes premium payments under the Company's Split Dollar Insurance Program in which participants are provided with permanent life insurance owned by the Company. The Company pays for premiums and will recover amounts equal to its investment in the insurance policies at the deaths of the participants.

     During Fiscal Year 1998 the Company made insurance premium payments as follows: Mr. Herriman $3,675 and Mr. Schoening $1,698.

                OPTION GRANTS IN LAST FISCAL YEAR (1)

                         Individual Grants

                  Number of
                  Securities
                  Underlying     % of Total
                  Options/       Options         Exercise
                  SARs           Granted to      of Base
                  Granted        Employees       Price        Expiration
Name               (2)           in FY 98          ($/Sh)        Date

Pete L. Manos        2,500                        $32.88        03/03/07
                    30,000                        $33.56        06/09/07
                    32,500             4.31%


Alvin Dobbin         2,500                        $32.88        03/03/07
                    15,000                        $33.56        06/09/07
                    17,500             2.32%


David W. Rutstein    2,500                        $32.88        03/03/07
                    15,000                        $33.56        06/09/07
                    17,500             2.32%


M. Davis Herriman    2,500                        $32.88        03/03/07
                     7,000                        $33.56        06/09/07
                     9,500             1.26%

Robert W. Schoening  2,500                        $32.88        03/03/07
                    15,000                        $33.56        06/09/07
                    17,500             2.32%

     (1)  No SARs were awarded in the 1998 Fiscal Year.

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

                 Potential Realizable Value of Assumed
                 Rates of Stock Price Appreciation for
                 Option Term (10 Years)


                       0%                    5%                   10%
                     Gain (3)          Gain (4) (5)         Gain (4) (5)

Name

Pete L. Manos             $0            $  51,695           $  131,006
                           0              633,171            1,604,580
                          $0            $ 684,866           $1,735,586


Alvin Dobbin              $0            $  51,695            $ 131,006
                           0              316,586              802,290
                          $0            $ 368,281            $ 933,296


David W. Rutstein         $0            $  51,695            $ 131,006
                           0              316,586              802,290
                          $0            $ 368,281            $ 933,296

M. Davis Herriman         $0            $  51,695            $ 131,006
                           0              147,740              374,402
                          $0            $ 199,435            $ 505,408

Robert W. Schoening       $0            $  51,695            $ 131,006
                           0              316,586              802,290
                          $0            $ 368,281            $ 933,296

     (3) As shown in this column, no gain to the named officers or all optionees is possible without appreciation in the price of the Company's stock, which will benefit all shareholders.

     (4) The price of Class A common stock at the end of the ten-year term of the option grant at a 5% annual appreciation would be $53.56 and $54.67, and at a 10% annual appreciation would be $85.28 and $87.05. These appreciation rates are the result of calculations required by the Securities and Exchange Commission's rules, and therefore are not intended to forecast future appreciation, if any, in the stock price of the Company.

     (5) The gain is calculated from the exercise price of the options listed above, $32.88 and $33.56 based on the grant date of the options. Option grants are at 100% of market value on the date of grant.

         Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Option SAR/Values (1)


                    Shares            SARs         Value
                  Acquired on       Exerc'd       Realized
Name              Exercise(#)         (#)           ($)

Pete L. Manos            0                0              0

Alvin Dobbin             0                0              0

David W. Rutstein        0                0              0

M. Davis Herriman        0                0              0

Robert W. Schoening      0                0              0

                                           Value of         Value of
             Number of     Number of       Unexerc'd        Unexerc'd
             Unexerc'd     Unexerc'd       In-the-Money     In-the-Money
             Options/SARs  Options/SARs    Options/SARs     Options/SARs
             at FY-End     at FY-End       at FY-End($)     at FY-End($)
Name         Exercisable  Unexercisable    Exercisable     Unexercisable

Pete L. Manos     82,500       107,500       $ 670,276        $ 529,699

Alvin Dobbin      30,000        40,500       $ 315,157        $ 176,578

David W. Rutstein 29,000        36,500       $ 312,785        $ 195,709

M.Davis Herriman  26,000        28,500       $ 273,355        $ 153,981

Robert Schoening  26,500        36,500       $ 278,878        $ 195,709

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

                              Pension from Retirement Plan
          Highest Five        for Following Number of Years
          Year Average              of Credited Service*
          Earnings             10           20           30

          $ 40,000          $  3,844    $  8,087     $ 12,731
            70,000             7,894      16,487       25,781
           100,000            11,944      24,887       38,831
           150,000            18,694      38,887       60,581
           200,000            25,444      52,887       82,331
           250,000            32,194      66,887      104,081
           300,000            38,944      80,887      125,801
           350,000            45,694      94,887      147,581
           400,000            52,444     108,887      169,331
           500,000            65,944     136,887      212,831
           600,000            79,444     164,887      256,331
           700,000            92,944     192,887      299,831
           800,000           106,444     220,887      343,331

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

The number of years of credited service of the executive officers listed in the remuneration table under the Retirement Plan, determined as of February 28, 1998 are: Mr. Manos, 27 years; Mr. Dobbin, 27 years;
Mr. Rutstein, 20 years; Mr. Herriman 27 years; and Mr. Schoening 21 years.

Supplemental Retirement Arrangements:

An unfunded non-qualified pension plan, the Excess Benefit Savings Plan, provides a make-up benefit for those executives who are impacted by the compensation limitations of Section 401(a)(17) of the Internal Revenue Code and by the maximum benefit limitations of Section 415 of the Internal Revenue Code. A provision of this plan also provides that certain officers are entitled to a make-up benefit equal to 60% of their earnings averaged over the five years prior to retirement, less amounts payable from the Retirement Plan (including non-qualified pension plan benefits described above), the Profit Sharing and Thrift Plans, and from social security.

Mr. Dobbin is the only person who qualified for the 60% provision. However, it was not applicable because his benefits payable from the pension plan, the Profit Sharing and Thrift Plan, and social security exceeded 60% of his average earnings over the five years prior to his retirement.

Compensation of Directors

During Fiscal Year 1998, Directors and Directors Emeritus who were not employees received an annual fee of $35,000 and $10,000 respectively, and a fee of $250 for committee meetings attended.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Officers of the corporation have contracts that provide benefits in the event of job loss after change in control, or severance. Subject to the satisfaction of several requirements; (1) an officer who loses his/her job within two years of a change in control will receive for a period of 24 months, or (2) an officer who is terminated will receive severance for a period of one month per year of service to the Company, (but not more than 24 months nor less than 3 months and only until retirement age or said retirement benefits are paid):

        A. Base salary continued at the rate in effect on the date prior to termination;

        B. Bonus continuation based on the average bonus percentage paid during the three prior years under the Company's executive bonus plan; and

        C. Medical and life insurance coverage comparable to that provided to other officers who remain in the employ of the Company.

If any of the events had occurred on February 28, 1998, the following individuals would have been entitled to receive the following amounts:

                  Change in Control                Severance

Pete L. Manos       1,651,650                      1,651,650
Alvin Dobbin*               0                              0
David W. Rutstein     875,800                        729,833
M. Davis Herriman     773,800                        773,800
Robert W. Schoening   570,164                        498,893

*Mr. Dobbin is not entitled to any payments under the Change in Control and Severance Agreement because the plan prohibits payments to anyone over the age 65. The Company provided an informal arrangement for Mr. Dobbin pursuant to which Mr. Dobbin will continue to be paid his base pay and car allowance in effect on February 28, 1998, through December 31, 1998. These payments will total $290,000.


Compensation Committee Interlocks and Insider Participation

Mrs. Unseld and Messrs. Beckner and O'Malley comprise the Company's Officers' Executive Compensation Committee. Mr. O'Malley is of counsel to the law firm of O'Malley & Miles which represents the Company with respect to certain legal matters.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

                (a)  Security Ownership of Certain Beneficial Owners
                       (as of May 1, 1998)

                  The following table sets forth information with respect to the ownership of the voting securities of the Company as of May 1, 1998.
                                                      Nature
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

                (b)  Security Ownership of Management (as of May 1, 1998)

                  The following table sets forth the number of each class of equity securities of the Company beneficially owned by each (i) director, (ii) named executive officers and (iii) Directors and Executive Officers of the Company as a group as of May 1, 1998.
                                                      Nature
                                          Number      of
                        Title of          Shares      Beneficial Percent
Name and Title          Class of Stock    Owned       Ownership  of Class
David J. Sainsbury      Common Stock A          0(2)  Direct and      0%
     Director           (Non-Voting)                  Indirect

Harry Beckner           Common Stock A      1,000     Direct      .0017%
     Director           (Non-Voting)

Pete L. Manos           Common Stock A    157,208(3)  Direct and  .2605%
     Chairman of the Board,                            Indirect
     President, CEO, and
     Director

Alvin Dobbin            Common Stock A    147,932(4)  Direct and  .2451%
     Exec. Vice Pres.,  (Non-Voting)                  Indirect
     Chief Operating
     Officer,
     Director

Constance M. Unseld     Common Stock A      1,000     Direct      .0017%
     Director           (Non-Voting)

                                                      Nature
                                          Number      of
                        Title of          Shares      Beneficial Percent
Name and Title          Class of Stock    Owned       Ownership  of Class
Peter F. O'Malley       Common Stock A      2,000     Indirect    .0033%
     Director           (Non-Voting)

Rosemary P. Thorne      Common Stock A          0     Direct          0%
     Director           (Non-Voting)

Raymond A. Mason        Common Stock A      1,000     Direct      .0017%
     Director           (Non-Voting)

David Bremner           Common Stock A          0     Direct          0%
     Director           (Non-Voting)

Millard F. West, Jr.    Common Stock A     23,800(5)  Indirect    .0394%
     Director Emeritus  (Non-Voting)

Morton H. Wilner        Common Stock A     10,000     Indirect    .0166%
     Director Emeritus  (Non-Voting)

David W. Rutstein       Common Stock A    129,382(6)  Direct and  .2144%
     Sr. Vice President-(Non-Voting)                  Indirect
     General Counsel,
     Chief Administrative
     Officer, Secretary

M. Davis Herriman       Common Stock A     68,950(7)  Direct and  .1143%
     Sr. Vice President-(Non-Voting)                  Indirect
     Grocery, Bakery and
     Pharmacy and Chief
     Merchandising Officer

Robert W. Schoening     Common Stock A     55,600(8)  Direct and  .0921%
     Sr. Vice President-(Non-Voting)                  Indirect
     Information Systems

All Directors and       Common Stock A  1,396,528(9)  Direct and 2.3141%
     Officers as a      (Non-Voting)                  Indirect
     Group (29 persons)

                        Common Stock AC   125,000(10)           100.000%
                        (Voting)

                        Common Stock AL   125,000(10)           100.000%
                        (Voting)

NOTES:

(1) Pursuant to the Will of Israel Cohen, the Class AC Voting Common Stock was transferred to The 1224 Corporation, a Delaware Corporation. The 1224 Corporation issued all of its non-voting stock to the Israel Cohen Estate and all of its 500 outstanding voting shares to four officers of the company, (Pete L. Manos, Alvin Dobbin, David W. Rutstein and Roger D. Olson) and to Mr.

      Cohen's sister, Lillian Cohen Solomon (100 shares each). The holders of The 1224 Corporation voting stock have the exclusive right to exercise all the voting rights in the Class AC Voting Common Stock.

(2) Mr. Sainsbury disclaims beneficial ownership of the Common Stock of the Company beneficially owned by J Sainsbury (USA) Holdings Inc. Mr. Sainsbury is a director of J Sainsbury plc, the ultimate parent company of J Sainsbury (USA) Holdings Inc. In addition to the 125,000 Class AL voting shares listed above, J Sainsbury (USA) Holdings Inc. owns 11,779,931 Class A non-voting shares.

(3) Includes 118,500 shares acquirable under stock option plans within sixty days. Mr. Manos disclaims beneficial ownership of the Class AC shares held by The 1224 Corporation except for 100 shares.

(4) Includes 43,500 shares acquirable under stock option plans within sixty days. Mr. Dobbin disclaims beneficial ownership of the Class AC shares held by the 1224 Corporation except for 100 shares.

(5) Includes 13,000 shares owned by wife for which Mr. West disclaims beneficial ownership.

(6) Includes 41,500 shares acquirable under stock option plans within sixty days. Mr. Rutstein disclaims beneficial ownership of the Class AC shares held by the 1224 Corporation except for 100 shares.

(7) Includes 34,900 shares acquirable under stock option plans within sixty days.

(8) Includes 33,600 shares acquirable under stock option plans within sixty days.

(9) Includes shares acquirable under stock option plans within sixty days.

(10)  As noted in Item 12(a) above.

            (c)  Changes in Control

                      Not applicable.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             (a)     Transactions with Management and Others

                      Not applicable.

             (b)     Certain Business Relationships

             During the Company's most recent fiscal year, the law firm of O'Malley & Miles, to which Mr. O'Malley is of counsel, provided certain legal services to the Company.

             Mr. Mason is the Chairman, President, and CEO of Legg Mason, Inc. which performs certain financial services for the Company. Services provided in Fiscal Year 1998 were provided on a competitive market basis and were not financially material to the Company

             (c)     Indebtedness of Management

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

                              PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K
                                                          Page in
                                                          Form 10-K

(a) The following documents are filed as part of this report:

        (1)     Financial Statements and
                supplementary data:

                Report of Independent Accountants             21
                Consolidated Statements of Income
                 for the years ended February 28,
                 1998, February 22, 1997, and
                 February 24, 1996                            22
                Consolidated Balance Sheets at
                 February 28, 1998, February 22,
                 1997, and February 24, 1996                 23-24
                Consolidated Statements of Changes
                 in Shareholders' Equity for the years
                 ended February 28, 1998, February 22,
                 1997, and February 24, 1996                 25-26
                Consolidated Statements of Cash Flows
                 for the years ended February 28, 1998,
                 February 22, 1997, and February 24,
                 1996                                        27-28
                Notes to Consolidated Financial
                 Statements                                  29-42

                Supplementary Financial Information
                 (unaudited)                                 43

        (2)     Financial Statement Schedules:

                        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        (3)      Exhibits:

                 The Index to Exhibits is on page 65.

(b)     Reports on Form 8-K

                 No report on Form 8-K was filed by the Registrant during the Fourth Quarter of the Fiscal Year ending February 28, 1998.

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

                       GIANT FOOD INC.


May 19, 1998        By: /s/ Pete L. Manos
                       Pete L. Manos
                       President and Principal Executive Officer


May 19, 1998        By: /s/ Pete L. Manos
                       Pete L. Manos, Director


May 19, 1998        By: /s/ Alvin Dobbin
                       Alvin Dobbin, Director


May 19, 1998        By: /s/ David J. Sainsbury
                       David J. Sainsbury, Director


May 19, 1998        By: /s/ Harry Beckner
                       Harry Beckner, Director


May 19, 1998        By: /s/ Constance M. Unseld
                       Constance M. Unseld, Director


May 19, 1998        By: /s/ Peter F. O'Malley
                       Peter F. O'Malley, Director


May 19, 1998        By: /s/ Raymond A. Mason
                       Raymond A. Mason, Director


May 19, 1998        By: /s/ Rosemary P. Thorne
                       Rosemary P. Thorne, Director


May 19, 1998        By: /s/ David Bremner
                       David Bremner, Director

                            INDEX TO EXHIBITS

Exhibit No.   Exhibit               Page No.

3.(i)       Articles of             Incorporated by reference
            Incorporation           to the Company's Form 10-K
                                    filed with the SEC in
                                    May, 1997 for the Fiscal
                                    Year Ended February 22, 1997


3.(ii)      By-Laws                 Incorporated by reference
                                    to the Company's Form 10-K
                                    filed with the SEC in
                                    May, 1997 for the Fiscal
                                    Year Ended February 22, 1997

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

                      INDEX TO EXHIBITS

Exhibit No.   Exhibit                Page No.


10.6        Giant Food Inc. 9.60%    Incorporated by reference
            Promissory Notes Due     to the Company's Form 10-K
            October 15, 2001 Note    filed with the SEC in
            Agreement with The       May, 1997 for the Fiscal
            Prudential Insurance     Year Ended February 22, 1997
            Company of America
            dated October 28, 1986
            ("1986 Note Agreement")


10.7        Giant Food Inc. 9.83%    Incorporated by reference
            Promissory Notes Due     to the Company's Form 10-K
            August 4, 2012 Note      filed with the SEC in
            Agreement with The       May, 1997 for the Fiscal
            Prudential Insurance     Year Ended February 22, 1997
            Company of America
            dated August 4, 1987
           ("1987 Note Agreement")


10.8        Letter Agreement dated   Incorporated by reference
            July 15, 1988            to the Company's Form 10-K
            referencing the Note     filed with the SEC in
            Agreement dated October  May, 1997 for the Fiscal
            28, 1986 and the Note    Year Ended February 22, 1997
            Agreement dated August
            4, 1987 respectively,
            each between Giant Food
            Inc. and The Prudential
            Insurance Company of
            America


10.9        Letter dated August 5,   Incorporated by reference
            1991 referencing the     to the Company's Form 10-K
            Note Agreement between   filed with the SEC in
            Giant Food Inc. and The  May, 1997 for the Fiscal
            Prudential Insurance     Year Ended February 22, 1997
            Company of America dated
            October 28, 1986, as
            amended

                      INDEX TO EXHIBITS

Exhibit No.   Exhibit                Page No.

10.10       Amendment, Assumption    Incorporated by reference
            and Guarantee Agreement to the Company's Form 10-K dated as of February 28, filed with the SEC in
            1992 by and among Giant  May, 1997 for the Fiscal
            Food Inc., Giant of      Year Ended February 28, 1997
            Landover, Inc., Giant of
            Maryland, Inc. and The
            Prudential Insurance
            Company of America


10.11       Amendment, Assumption    Incorporated by reference
            and Guarantee Agreement to the Company's Form 10-K dated as of February 27, filed with the SEC in
            1993 by and among Giant  May, 1997 for the Fiscal
            Food Inc., Giant of      Year Ended February 28, 1997
            Landover, Inc. and The
            Prudential Insurance
            Company of America

10.12       Change in Control
            and Severance Agreement           68

11          Computation of Earnings
            Per Common Share                  77


21          Subsidiaries                      78


23          Consent of Independent
            Accountants                       79

27          Financial Data Schedule

            CHANGE IN CONTROL AND SEVERANCE AGREEMENT


     THIS CHANGE IN CONTROL AND SEVERANCE AGREEMENT ("Agreement") is made and entered into as of the _____ day of _______________, 1997, by and between GIANT FOOD, INC., a Delaware corporation (the "Company"), and __________ ("You" or "Your" or "Yourself").

                         R E C I T A L S

     You are a principal officer of the Company and an integral part of its management;

     The Board of Directors of the Company (the "Board") has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have Your continued dedication, notwithstanding the possibility, threat, or occurrence of a Change in control of the Company; and

     You have been given the opportunity to review this Agreement; to evaluate the benefits that this Agreement provides to You and the burdens and restrictions that this Agreement will impose upon You; and to seek the advice of independent professional advisers.

     WE HEREBY AGREE AS FOLLOWS:

Section 1.   Definitions.

     Section 1(a). "Cause" shall mean any act or omission to act, or any series of acts or omissions to act, or any course of conduct by You that, in the opinion of a majority of the Company's Board acting in good faith, constitutes reckless, unethical, or criminal misconduct, willful misfeasance, gross negligence or any other material breach of Your duties to the Company.

     Section 1(b).  A "Change in Control" shall mean:

          (i) any merger or consolidation of the Company with any entity not controlled by the 1224 Group;

          (ii) any transfer, sale or exchange of ownership of the Class AC Stock to any entity not controlled by the 1224 Group;

          (iii) any transfer by The 1224 Corporation of its voting power over the Class AC Stock (i.e., a voting trust) to any entity not controlled by the 1224 Group; or

          (iv) any redemption of the Class AC Stock or any other action that eliminates the special voting power of the Class AC Stock.

     Section 1(c). The "Change in Control Period" is the period commencing on the date of a Change in Control (as defined in Section 1(b)) and ending on the earlier to occur of (i) 24 months after a Change in Control, or (ii) the first day of the month following Your retirement at the Normal Retirement Age.

     Section 1(d). "Confidential Information" shall be deemed to include, but shall not be limited to, any and all ideas, creations, inventions, improvements, know-how, customer lists, business plans, business and marketing strategies, developments or products of the Company, or other secrets of the Company that are not generally known in the supermarket or drug store industries and which in any manner become known to You as a consequence of or through Your employment; Company handbooks, guidebooks, manuals, and internal controls; policies, procedures, and guidelines, whether or not published by the Company; contracts and agreements between the Company and third parties; and such other information that has not entered the public domain as the Company may designate as confidential by a written designation to that effect.

     Section 1(e). "Good Reason" shall mean any action taken by the Company, including any change in Your titles, authority, duties or responsibilities from those in effect during the immediately preceding 180-day period which results in a permanent and material diminution in an officer's position, authority, duties or responsibilities within the Company; unless either (i) such action is taken by the Company for cause, or (ii) such action results from a termination or outsourcing by the Company of a department or function.

     Section 1(f). The "Normal Retirement Age" is Your 65th birthday, and the "Normal Retirement Date" is the date You turn age 65.

     Section 1(g). "Severance Policy" means those severance benefits and limitations discussed under Section 3 of the Agreement.

     Section 1(h). "Termination" means discontinuation of Services provided by You to the Company.

     Section 1(i). "1224 Group" means any persons who were shareholders of The 1224 Corporation within the prior 24 months.


Section 2.   Change in Control.

     Section 2(a). Change in Control Benefit. If You satisfy the requirements of Section 2(b)(i), (ii), or (iii) prior to attaining Normal Retirement Age, then for 24 months, or until Your benefits are terminated under any other provision of this Agreement, You will receive:

          (i) Your base salary at the rate in effect on the date prior to termination;

          (ii) bonus continuation based on the average bonus percentage paid during the three prior years under the Company's executive bonus plan; and
          (iii) medical and life insurance coverage comparable to that provided to other officers who remain in the employ of the Company.

     Section 2(b). Entitlement to Receive Change in Control Benefits. You will be entitled to receive the Change in Control benefits only if either:

          (i) You terminate your employment within 24 months after a Change in Control for good reason; or

          (ii) The Company terminates Your employment within 24 months after a Change in Control, for any reason other than for cause or Your physical or mental incapacity; or

          (iii) The Company terminates Your employment during the six-month period immediately preceding a Change in Control, for any reason other than for cause or Your physical or mental incapacity, and such termination (i) is made at the request of a third party who had taken steps reasonably calculated to effect a Change in Control that later occurred, or (ii) otherwise arose in connection with or anticipation of a Change in Control that later occurred.

     Section 2(c). Limitations on Change in Control Benefits. Change in Control benefits will cease immediately if:

          (i)   You attain Normal Retirement Age, or

          (ii) You begin to receive early retirement benefits under the Company's Retirement Plan.

In addition, You will not be entitled to receive any benefits under the Change in Control policy unless You irrevocably waive any benefits due to You under the Severance Policy set forth in Section 3 of this Agreement and repay any benefits previously received by You under such Severance Policy.

Section 3.   Severance Policy.

     Section 3(a). Entitlement to Receive Severance Benefits. Until Your Normal Retirement Date, You are entitled to receive severance benefits (as defined below) for any involuntary termination of employment that is not a Termination for Cause. Receipt of severance benefits is conditioned upon Your compliance with Sections 6 and 7 of this Agreement.

     Section 3(b). Severance Benefits. Where the terms of Section 3(a) are met and You have not yet attained Normal Retirement Age, You will receive for a period of one month per year of service to the Company, but not more than 24 months nor less than 3 months:

          (i) Your base salary at the rate in effect on the date prior to termination;

          (ii) bonus continuation based on the average bonus percentage paid during the three prior years under the Company's executive bonus plan; and

          (iii) medical and life insurance coverage comparable to that provided to other officers who remain in the employ of the Company.

     Section 3(c). Limitations on Severance Benefits. Severance benefits will cease immediately, even if the severance benefit period computed under the formula has not yet expired, if:

          (i)   You attain Normal Retirement Age;

          (ii) You begin to receive early retirement benefits under the Company's Retirement Plan; or

          (iii) You fail to comply with the conditions set forth in Section 6 and Section 7 of this Agreement.

Section 4.   Non-Exclusivity of Rights.

     Nothing in this Agreement shall prevent or limit Your continuing or future participation in any benefit, bonus, incentive or other plans, programs, policies or practices, provided by the Company and for which You may qualify, nor shall anything herein limit or otherwise affect such rights as You may have under any stock option or other agreement with the Company. Amounts which are vested benefits or which You are otherwise entitled to receive under any plan, policy, practice or program of the Company at or subsequent to the date of Termination shall be payable in accordance with such plan, policy, practice or program. If You have received benefits under the Severance Policy or Change in Control Policy, You may continue personal medical insurance coverage and coverage for any eligible dependants after the end of the period of paid coverage by paying premiums at the group rates that the Company pays (as adjusted annually).

Section 5.   Payment of Applicable Taxes.

     The Company may withhold from any amounts payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

Section 6.   Confidential Information.

     Section 6(a). Officer's Acknowledgment. You acknowledge that preservation of a continuing business relationship between the Company and its customers, representatives, and employees is of critical importance to the continued business success of the Company and that it is the active policy of the Company to guard as confidential certain information not available to the public relating to the business affairs of the Company.
In view of the foregoing, You agree that any and all "Confidential Information" (as defined in Section 1(d)) that is created, developed or discovered by or for the Company, or acquired by or for the Company from others, and that comes into Your knowledge or possession during or in the course of Your employment with the Company, shall be received by You as an employee of the Company and not in any way for Your own benefit, and that You shall have no rights and shall acquire no rights therein. You further agree that any and all Confidential Information that is invented, created, written, developed, furnished or produced by You during the term of Your employment with the Company shall be the exclusive property of the Company, and that You shall have no right, title or interest of any kind therein or thereto or in and to any results or proceeds therefrom.

     Section 6(b). General Restrictions on Use of Confidential Information. Unless specifically authorized in writing by the Company's Board, You shall not, without limitation as to time or place, use any Confidential Information except on Company business during Your period of employment and shall not disclose Confidential Information to any other person or company, except for disclosure on Company business. Upon Your Termination of employment with the Company for whatever reason, You shall promptly deliver to the Company all Confidential Information and other materials of the Company in Your possession or under Your control.

     Section 6(c). Non-Solicitation and Non-Raiding. To forestall the disclosure or use of Confidential Information in breach of Section 6(b), and in consideration of this Agreement, Officer agrees that for a period of two (2) years after termination of Your employment, You shall not, for Yourself or any third party, directly or indirectly (i) divert or attempt to divert from the Company any business of any kind in which it is engaged, or interference with any of its suppliers or customers, or (ii) solicit for employment any person employed by the Company, during the period of such person's employment and for a period of one year after the termination of such person's employment with the Company.

     Section 6(d). Survival. Notwithstanding any provision of the Agreement to the contrary, the provisions of this Section 6 shall survive the termination or expiration of this Agreement, shall be valid and enforceable, and shall be a condition precedent to Your receiving any amounts payable hereunder.

Section 7.   Covenant Not to Compete.

     You hereby covenant and agree, which covenants and agreements are of the essence of this Agreement, that at no time during the entire term of employment with the Company, nor for a period of two (2) years immediately following the Termination thereof (regardless of whether said termination is voluntary or involuntary) will You for Yourself or on behalf of any other person or company without the prior written approval of the Company's Board of Directors:

          (i) participate in the management of, or accept any employment or consultation work with any company that directly or indirectly carries on supermarket or drug store operations within twenty-five (25) miles of any store location operated by the Company or any of its subsidiaries,

          (ii) induce any customers of the Company with whom You have had contacts or relationships, directly or indirectly, during and within the scope of Your employment with the Company to curtail or cancel their business with the Company; or

          (iii) induce, or attempt to influence, any employee of the Company to terminate employment.

     However, nothing in this Section 7 shall prohibit You from owning stock or other securities of a competitor amounting to less than five percent of the outstanding capital stock of such competitor.

Section 8.   Remedies for Breach of Agreement.

     If You commit a breach or threaten to commit a breach of any of the provisions of this Agreement, the Company shall have the right to have the provisions of this Agreement specifically enforced by any court having equity jurisdiction without having to prove the inadequacy of the available remedies at law or irreparable injury, it being acknowledged and agreed as between the parties that any such breach or threatened breach will cause irreparable injury to the Company and that money damages cannot provide an adequate remedy to the Company. In addition, the Company may take all such other actions and remedies available to it under law or in equity and shall be entitled to such damages as it can show it has sustained by reason of such breach, together with court costs and attorneys fees. This Agreement shall not limit, affect, or impair the Company's rights under general law pertaining to an officer's fiduciary duties to his employer, the law of unfair competition, or any other rights and remedies which may be available to the Company in addition to those expressly set forth in this Agreement.

Section 9.   Termination of Agreement.

     This Agreement will terminate upon Your death, in which case Your heirs shall be entitled to receive Your accrued salary and benefits as of the date of termination.

Section 10.  Binding Effect.

     The rights and obligations of the Company under this Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. This Agreement is personal to You and without the prior written consent of the Company shall not be assignable by You otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by Your heirs, executors and administrators.

Section 11.  Successors to the Company.

     The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly, absolutely and unconditionally assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

Section 12.  Notice.

     All notices and other communications hereunder shall be in writing and may be personally delivered, deposited in the United States mail (first class postage prepaid, return receipt requested), transmitted by telecopier or telex, or sent by a private messenger or carrier which issues delivery receipts, addressed as follows:

     If to You:      ________________________________
                     ________________________________
                     ________________________________

     If to the Company:  Giant Food, Inc.
                         Attn: Chief Administrative Officer
                         6300 Sheriff Road
                         Landover, Maryland 20785
or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective upon receipt.

Section 13. Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

Section 14. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Maryland.

Section 15. Waiver of Breach. Forbearance by either party to require performance of any provision hereof shall not constitute or be deemed a waiver by such party of such provision or of the right thereafter to enforce the same, and no waiver by either party to any breach or default hereunder shall constitute or be deemed a waiver of any subsequent breach or default, whether of the same or similar nature or if any other nature, or a waiver of the provisions or provisions breached or with respect to which such default occurred.

Section 16. Entire Agreement. This Agreement contains the entire understanding of the Company and You with respect to the subject matter hereof. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives. This Agreement may not be changed, modified or amended in whole or in part except by writing and signed by both parties.

     IN WITNESS WHEREOF, You have hereunto set Your hand and, pursuant to the authorization from its Board, the Company has caused this Agreement to be executed in its name on its behalf, all as of the day and year first above written.



                             [Name of Officer]
                             GIANT FOOD, INC.


                         By:
                       Name: Pete L. Manos
                      Title: Chairman of the Board, President,
                             and Chief Executive Officer

                           EXHIBIT 11

                GIANT FOOD INC. AND SUBSIDIARIES

             COMPUTATION OF EARNINGS PER COMMON SHARE

Fifty-three weeks ended February 28, 1998, fifty-two weeks ended February 22, 1997 and February 24, 1996

                               1997         1996          1995
Basic Earnings:
    Net income            $ 71,190,000   $ 85,504,000  $102,153,000

Basic weighted average number
  of common shares          60,056,932     59,778,489    59,360,234

Primary earnings per
  common share                   $1.19          $1.43         $1.72

Diluted Earnings:
  Net income              $ 71,190,000   $ 85,504,000  $102,153,000

Basic weighted average number
  of common shares          60,056,932     59,778,489    59,360,234

  Incremental shares from assumed
   exercise of options *       354,068        648,511       375,204

  Diluted weighted average  60,411,000     60,427,000    59,735,438

Diluted earnings per
   common share                  $1.18          $1.42         $1.71


* The assumed exercise of stock options is at average market price reduced by the number of shares which could have been purchased with the proceeds from the exercise of such options, net of income tax effect.

                                EXHIBIT 21



                     GIANT FOOD INC. AND SUBSIDIARIES


                               Subsidiaries

                                                    State of
Subsidiary                                          Incorporation

Giant of Friendship, Inc.                           District of Columbia
Giant of Maryland, Inc.                             Maryland
Giant of Salisbury, Inc.                            Maryland
Giant Construction Company, Inc.                    District of Columbia
GF McLean Shopping Center, Inc.                     Virginia
GFS Realty, Inc.                                    Delaware
Warex-Jessup, Inc.                                  Maryland
Bursil, Inc.                                        Delaware
Cole Engineering, Inc. (formerly Cole Carpets, Inc.)Maryland
LECO, Inc. (formerly Viva Pharmaceuticals, Inc.)    Delaware
Giant Automatic Money Systems, Inc.                 Maryland
Shaw Community Supermarket, Inc.(1)                 District of Columbia
Bayside Traffic Services of Maryland, Inc.          Maryland
Super G, Inc.                                       Maryland
Montrose Crossing, Inc.                             Maryland
Friendship Macomb SC, Inc.                          District of Columbia
Giant of Talbot Co., Inc.                           Maryland
Giant of Cherry Hill, Inc.                          New Jersey




(1)  Giant Food Inc. owns 85% of the voting
     securities of Shaw Community Supermarket, Inc., and 100% of the voting securities of all other subsidiaries.

                                EXHIBIT 23


                    CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-64745, 33-33049, and 33-21992) and in
the Prospectuses constituting part of the Registration Statements on Forms S-3 (Nos. 33-40851 and 33-45261) of Giant Food Inc. of our report dated March 30, 1998 appearing on page 20 of this Form 10-K.


/s/
PRICE WATERHOUSE LLP
Washington, D.C.
May 19, 1998