Form 10-Q
period 1998-05-23
GIANT FOOD INC
filed 1998-07-06
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Twelve Weeks ended May 23, 1998

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

              The number of shares outstanding of each of the registrant's classes of common stock as of this date is as follows:

Title of stock                                         Number of shares
class ($l par)                                            Outstanding
"A" non-voting                                            60,193,826
"AC" voting                                                  125,000
"AL" voting                                                  125,000
                                                          60,443,826

                         GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - MAY 23, 1998 AND FEBRUARY 28, 1998

                           Dollar amounts in thousands


                                     ASSETS

                                                    May 23,    February 28,
                                                      1998        1998
                                                 (Unaudited)

Current assets:
  Cash and cash equivalents                      $    93,509  $     28,857
  Short-term investments (Note 2)                    123,387       120,278
  Receivables                                         66,277        63,560
  Income taxes receivable                                            8,723
  Inventories (Note 3)                               268,625       274,137
  Other current assets                                27,993        26,518

     Total current assets                            579,791       522,073

Property, plant and equipment                      1,598,453     1,589,938
  Less accumulated depreciation                      746,154       725,190

                                                     852,299       864,748

Property under capital leases, net
  of accumulated amortization, (5/23/98,
  $79,344; 2/28/98, $77,770)                         115,137       116,711

Other assets                                          18,278        18,350

                                                 $ 1,565,505   $ 1,521,882









               See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS - MAY 23, 1998 AND FEBRUARY 28, 1998

                          Dollar amounts in thousands

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              May 23,      February 28,
                                                1998           1998
                                            (Unaudited)

Current liabilities:
  Current portion of long-term debt         $     8,825     $     8,523
  Accounts payable                              273,306         259,020
  Accrued liabilities                            81,626          69,440
  Dividends payable                              12,100          11,710

    Total current liabilities                   375,857         348,693

Long-term debt, net of current portion:
  Notes and mortgages                            26,933          27,134
  Obligations under capital leases              154,515         156,041

                                                181,448         183,175


Other liabilities                                88,844          87,401

Shareholders' equity
  Common stock, $1 par, all classes              60,504          60,257
  Capital in excess of par value                  9,598           2,299
  Accumulated other comprehensive income           (128)           (243)
  Retained earnings                             851,231         843,402
                                                921,205         905,715
  Less class "A" stock held in
    treasury, at cost (5/23/98, 60,000
    Shares: 2/28/98, 100,627 shares)              1,849           3,102
                                                919,356         902,613

                                            $ 1,565,505     $ 1,521,882





                      See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              TWELVE WEEKS ENDED MAY 23, 1998 AND MAY 17, 1997
                                   (Unaudited)

                          Dollar amounts in thousands
                           except for per share data

                                              Twelve Weeks
                                            1998           1997

Sales                                   $   983,665    $  928,936

Cost of sales                               697,883       663,731

Selling, general and administrative
  expenses                                  251,711       238,409

Interest:
  Notes and mortgages                           547           598
  Lease obligations                           3,969         3,806
  Income                                     (2,465)       (2,204)
                                            951,645       904,340

Income before provision
  for income taxes                           32,020        24,596

Provision for income
  taxes                                      12,092         9,684

Net income                              $    19,928    $   14,912

Earnings per share:
 Basic                                  $       .33    $      .25
 Diluted                                $       .33    $      .25

Dividends per share                     $       .20    $      .195

Weighted average number of shares:
 Basic                                   60,307,866    59,992,139
 Diluted                                 60,813,702    60,329,931





                    See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            TWELVE WEEKS ENDED MAY 23, 1998 AND MAY 17, 1997
                                  (Unaudited)
                           Dollar amounts in thousands

                                                      Twelve Weeks
                                                      1998          1997
Cash flows from operating activities:
  Net income                                     $     19,928   $   14,912
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                         21,456       21,237
  Amortization of property under capital leases         1,574        1,437
  Other adjustments, net                                  375          375
  Net change in cash from changes in operating
  assets and liabilities, detailed below               37,887        8,811
Net cash provided by operating activities              81,220       46,772

Cash flows from investing activities:
  Purchase of short-term investments                 ( 25,010)     (11,714)
  Sale of short-term investments                       17,158        4,220
  Maturity of short-term investments                    4,932        9,986
  Capital expenditures                                 (9,026)     (27,029)
  Other investing activities                             (284)        (221)
Net cash used in investing activities                 (12,230)     (24,758)

Cash flows from financing activities:
  Repayments of notes and mortgages                      (178)        (158)
  Repayments of obligations under capital leases       (1,250)      (1,089)
  Issuance of common stock                              8,800        1,212
  Dividends paid                                      (11,710)     (11,393)
Net cash used in financing activities                  (4,338)     (11,428)

Net increase in cash and cash equivalents              64,652       10,586
Cash and cash equivalents, beginning of year           28,857       40,981

Cash and cash equivalents, end of quarter         $    93,509   $   51,567

Increase (decrease) in cash from changes in
operating assets and liabilities:
  Accounts receivable                             $     6,006   $   (5,650)
  Inventory                                             5,512       20,955
  Prepaid expenses                                     (1,475)       8,151
  Accounts payable                                     14,286       (1,681)
  Accrued expenses                                     12,191       (9,755)
  Income taxes payable                                              (1,288)
  Other liabilities                                     1,367       (1,921)

                                                  $    37,887   $    8,811

                  See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               TWELVE WEEKS ENDED MAY 23, 1998 AND MAY 17, 1997
                                  (Unaudited)
                           Dollar amounts in thousands

1.  Consolidated financial statements:

    The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The unaudited interim financial information should be read in conjunction with the consolidated financial statements contained in the 1998 Annual Report to Shareholders.


    Such results for the twelve weeks ended May 23, 1998 and May 17, 1997 are not necessarily indicative of results to be expected for the full year.

2.  Short-term investments and comprehensive income:


    Maturities of short-term investments at May 23, 1998, were as follows:

                                              COST        FAIR VALUE

    Due within one year                     $101,158       $102,097
    Due after one year through five years     22,440         21,290
                                            $123,598       $123,387

    The Company's comprehensive income includes net income and unrealized security holding gains and losses, net of taxes. A summary of comprehensive income for the periods presented is as follows:

                                           Twelve weeks    Twelve weeks
                                              1998              1997

    Net income                              $ 19,928         $ 14,912
    Unrealized security
      holding gains (losses)                     115             (227)
    Total comprehensive income              $ 20,043         $ 14,685

3.  Inventories:

    The inventories using the LIFO method were valued at approximately 79% of the Company's total inventories at May 23, 1998 and 84% at February 28, 1998. Under the FIFO method, these inventories would have been higher by $94,088 and $93,233, respectively. The pre-tax LIFO charge was $855 for the twelve week period ended May 23,1998 and $885 for the twelve week period ended May 17, 1997.

4.  Stock purchase agreements:

    On May 19, 1998, a tender offer was begun by Koninklijke Ahold N.V. (Ahold) to purchase all of the outstanding Class A Non-voting Common Stock of the Company for a cash price of $43.50 per share without interest thereon. The expiration date of the offer is July 15, 1998, unless the offer is extended. This offer is being made pursuant to the terms of a Stock Purchase Agreement between Ahold and The 1224 Corporation, holder of all of the 125,000 outstanding shares of the Company's Class AC Voting Common Stock. Under the Stock Purchase Agreement, Ahold will also purchase all of the Class AC stock for $43.50 per share. Also on May 19, 1998, Ahold reached agreement with J Sainsbury plc (Sainsbury) to acquire its 125,000 shares of Class AL Voting Common Stock for a total price of $100,000,000. A formal purchase agreement was entered into between Ahold and Sainsbury on May 28, 1998. On May 29, 1998, the Board of Directors of the Company voted unanimously to recommend that the Class A stockholders accept the offer from Ahold and tender all of their Class A shares pursuant to the offer.

    The consummation of this transaction is subject to certain regulatory considerations which are currently pending. The Company has charged to expense all costs incurred except contingent fees equal to .5% of the aggregate consideration paid for the Company, which would be recognized at such time when consummation of the transaction would be a perfunctory matter.

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

Results of Operations:

         A summary of the principal income statement percentages are tabulated below:

                                 12 Weeks Ended
                               May 23,     May 17,
                                1997        1996
                                 %           %
Gross Profit                    29.05       28.55
Operating Expenses              25.59       25.66
Interest Expense:
   Notes & Mortgages              .05         .06
   Lease Obligations              .40         .41
Interest (Income)              (  .25)     (  .24)
Income Before Income Taxes       3.26        2.65
Provision for Income Taxes       1.22        1.04
Net Income                       2.03        1.61



         Below are the differences for the periods ended May 23, 1998 compared with May 17, 1997 in thousands of dollars and percentages:

                                Increase (Decrease)
                                   Twelve Weeks
                                    $          %

Sales                             54,729      5.9%

Gross Profit                      20,577      7.8%
Operating Expenses                13,302      5.6%
Interest Expense:
   Notes & Mortgages                 (51)    -8.5%
   Lease Obligations                 163      4.3%
Interest Income                     (149)    -6.8%
Income Before Income Taxes         7,424     30.2%
Provision for Income Taxes         2,408     24.9%
Net Income                         5,016     33.6%

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twelve weeks ended May 23, 1998 vs. Twelve weeks ended May 17, 1997):

     Sales increased $54.7 million or 5.9%. The change in sales for stores in operation both years was an increase of 2.2%.

     Gross profit increased $20.6 million. Gross profit as a percent of sales was 29.05% compared to 28.55% for the prior year. The increase was the result of beneficial changes in product mix in the current year.

     Operating expenses decreased from 25.66% of sales to 25.59%. This is a result of the Company's continued commitment to the long-term effort of lowering its overall cost structure while maintaining expected levels of customer service.

     Interest expense - notes and mortgages decreased by $51 thousand because of lower debt. Interest income increased by $.3 million because of higher balances of investable cash and short term investments.

     Pre-tax earnings increased $7.4 million, an increase of 30.2%. The effective tax rate was 37.8% for the current year compared to 39.3% for the prior year.

     Net income was 2.03% of sales for the current period compared with 1.61% for the same period of the prior year.

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

LIQUIDITY:

     Working capital increased $30.6 million from February 28, 1998.

     At May 23, 1998 the working capital ratio was 1.54 to 1, compared to
1.50 to 1 at February 28, 1998. Including LIFO reserves of $94.1 million at May 23, 1998, the working capital ratio was 1.79 to 1.

     At May 23, 1998, cash and cash equivalents were $93.5 million and short-term investments were $123.4 million totaling $216.9 million compared with $149.1 million as at February 28, 1998. The higher balances are the result of higher earnings and lower capital expenditures than the prior year.

    It is estimated that cash, cash equivalents and short-term investments, together with cash flow from operations will be adequate to complete planned capital expenditures, debt reduction and dividend requirements. Capital expenditures include opening of two additional food-drug stores in the balance of the current fiscal year.

CAPITALIZATION:

         Shareholders' equity as a percentage of capitalization was 83.5% on May 23, 1998, compared to 83.1% as of February 28, 1998 and 82.8% on May 17, 1997.

                          GIANT FOOD INC. AND SUBSIDIARIES




                                OTHER INFORMATION

Item 5. Other Information:




Item 6.  Exhibits and reports on Form 8-K:

    The Company filed a Form 8-k on May 19, 1998. Koninklijke Ahold N.V., entered into a Stock Purchase Agreement with the 1224 Corporation to purchase all of its Class AC Shares and a tender offer was made for all the issued and outstanding Class A Shares.



                                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Giant Food Inc.
                                                  (Registrant)





Date    July 6, 1998               By /s/ Pete Manos
                                    Pete Manos
                                    President and Chief Executive Officer


Date    July 6, 1998               By /s/ Mark Berey
                                    Mark Berey
                                    Senior Vice President - Finance
                                    and Chief Financial Officer