Form 10-Q
period 1998-08-15
GIANT FOOD INC
filed 1998-09-28
CIK 41289

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Twelve Weeks ended August 15, 1998

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

              The number of shares outstanding of each of the registrant's classes of common stock as of this date is as follows:

Title of stock                                         Number of shares
class ($l par)                                            Outstanding
"A" non-voting                                            60,196,389
"AC" voting                                                  125,000
"AL" voting                                                  125,000
                                                          60,446,389

                         GIANT FOOD INC. AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS - AUGUST 15, 1998 AND FEBRUARY 28, 1998

                           Dollar amounts in thousands


                                     ASSETS

                                                  August 15,   February 28,
                                                      1998        1998
                                                 (Unaudited)

Current assets:
  Cash and cash equivalents                      $    47,480  $     28,857
  Short-term investments (Note 2)                    192,975       120,278
  Receivables                                         64,856        63,560
  Income taxes receivable                                            8,723
  Inventories (Note 3)                               252,789       274,137
  Other current assets                                25,856        26,518

     Total current assets                            583,956       522,073

Property, plant and equipment                      1,558,037     1,589,938
  Less accumulated depreciation                      718,811       725,190

                                                     839,226       864,748

Property under capital leases, net
  of accumulated amortization, (8/15/98,
  $80,918; 2/28/98, $77,770)                         113,563       116,711

Other assets                                          17,601        18,350

                                                 $ 1,554,346   $ 1,521,882









               See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS - AUGUST 15, 1998 AND FEBRUARY 28, 1998

                          Dollar amounts in thousands

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              August 15,     February 28,
                                                1998           1998
                                            (Unaudited)

Current liabilities:
  Current portion of long-term debt         $     9,124     $     8,523
  Accounts payable                              255,842         259,020
  Accrued liabilities                            86,785          69,440
  Dividends payable                              12,122          11,710

    Total current liabilities                   363,873         348,693

Long-term debt, net of current portion:
  Notes and mortgages                            25,566          27,134
  Obligations under capital leases              152,989         156,041

                                                178,555         183,175


Other liabilities                                87,825          87,401

Shareholders' equity
  Common stock, $1 par, all classes              60,506          60,257
  Capital in excess of par value                  7,606           2,299
  Accumulated other comprehensive income           (128)           (243)
  Retained earnings                             857,958         843,402
                                                925,942         905,715
  Less class "A" stock held in
    treasury, at cost (8/15/98, 60,000
    Shares: 2/28/98, 100,627 shares)              1,849           3,102
                                                924,093         902,613

                                            $ 1,554,346     $ 1,521,882





                      See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              TWENTY-FOUR WEEKS ENDED AUGUST 15, 1998 AND AUGUST 9, 1997
                                   (Unaudited)

                          Dollar amounts in thousands
                           except for per share data

                          Twenty-four Weeks             Twelve Weeks
                         1998          1997          1998           1997

Sales                $ 1,947,304   $ 1,863,718   $   963,639    $ 934,782

Cost of sales          1,373,086     1,342,967       675,203      679,236

Selling, general and administrative
  expenses               508,076       479,414       256,365      241,005

Interest:
  Notes and mortgages      1,257         1,232           710          635
  Lease obligations        7,937         7,612         3,968        3,806
  Income                  (5,272)       (4,696)       (2,807)      (2,493)
                       1,885,084     1,826,529       933,439      922,189

Income before provision
  for income taxes        62,220        37,189        30,200       12,593

Provision for income
  taxes                   23,475        14,636        11,383        4,953

Net income             $  38,745     $  22,553       $18,817      $ 7,640

Earnings per share:
 Basic                 $     .64     $     .38       $   .31      $   .13
 Diluted               $     .64     $     .38       $   .31      $   .13

Dividends per share    $     .40     $     .38       $   .20      $   .195

Weighted average number of shares:
 Basic                 60,388,000    60,037,000    60,469,000   60,082,000
 Diluted               60,843,000    60,375,000    60,873,000   60,426,000





                    See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            TWENTY-FOUR WEEKS ENDED AUGUST 15, 1998 AND AUGUST 9, 1997
                                  (Unaudited)
                           Dollar amounts in thousands

                                                      Twenty-four Weeks
                                                      1998          1997
Cash flows from operating activities:
  Net income                                     $     38,745   $   22,553
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                         42,128       42,833
  Amortization of property under capital leases         3,148        2,873
  Other adjustments, net                                1,800          750
  Net change in cash from changes in operating
  assets and liabilities, detailed below               43,958       15,241
Net cash provided by operating activities             129,779       84,250

Cash flows from investing activities:
  Purchase of short-term investments                 (125,813)     (41,780)
  Sale of short-term investments                       18,156       18,703
  Maturity of short-term investments                   35,149       17,993
  Capital expenditures                                (16,058)     (65,216)
  Other investing activities                           (1,600)        (271)
Net cash used in investing activities                 (90,166)     (70,571)

Cash flows from financing activities:
  Repayments of notes and mortgages                    (1,522)      (1,481)
  Repayments of obligations under capital leases       (2,500)      (2,178)
  Issuance of common stock                              6,820        3,583
  Dividends paid                                      (23,788)     (23,113)
Net cash used in financing activities                 (20,990)     (23,189)

Net increase in cash and cash equivalents              18,623       (9,510)
Cash and cash equivalents, beginning of year           28,857       40,981

Cash and cash equivalents, end of quarter         $    47,480   $   31,471

Increase (decrease) in cash from changes in
operating assets and liabilities:
  Accounts receivable                             $     7,427   $   (6,068)
  Inventory                                            21,348       44,112
  Income taxes Receivable                                            2,383
  Prepaid expenses                                        663         (602)
  Accounts payable                                     (3,178)     (18,874)
  Accrued expenses                                     11,184       (2,018)
  Income taxes payable                                  6,164
  Other liabilities                                       350       (3,692)

                                                  $    43,958   $   15,241

                  See notes to consolidated financial statements.

                        GIANT FOOD INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               TWENTY-FOUR WEEKS ENDED AUGUST 15, 1998 AND AUGUST 9, 1997
                                  (Unaudited)
                           Dollar amounts in thousands

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


    Such results for the twenty-four weeks ended August 15, 1998 and August 9, 1997 are not necessarily indicative of results to be expected for the full year.

2.  Short-term investments and comprehensive income:


    Maturities of short-term investments at August 15, 1998, were as follows:

                                              COST        FAIR VALUE

    Due within one year                     $176,721       $176,962
    Due after one year through five years     16,465         16,013
                                            $196,186       $192,975

    The Company's comprehensive income includes net income and unrealized security holding gains and losses, net of taxes. A summary of comprehensive income for the periods presented is as follows:

                                    Twenty-four weeks    Twenty-four weeks
                                          1998                 1997

    Net income                         $ 38,745             $ 22,553
    Unrealized security
      holding gains (losses)                115                   84
    Total comprehensive income         $ 38,860             $ 22,637

3.  Inventories:

    The inventories using the LIFO method were valued at approximately 83% of the Company's total inventories at August 15, 1998 and 84% at February 28, 1998. Under the FIFO method, these inventories would have been higher by $94,943 and $93,233, respectively. The pre-tax LIFO charge was $1,710 for the twenty-four week period ended August 15, 1998 and $1,770 for the twenty-four week period ended August 9, 1997.

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

    The consummation of this transaction is subject to certain regulatory considerations which are currently pending. The Company has charged to expense all costs incurred except contingent fees equal to .5% of the aggregate consideration paid for the Company or $13,500,000, which would be recognized at such time when consummation of the transaction would be a perfunctory matter.

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

Results of Operations:

         A summary of the principal income statement percentages are tabulated below:

                             24 Weeks Ended             12 Weeks Ended
                         August 15,   August 9,     August 15,   August 9,
                            1998         1997          1998         1997
                               %            %             %            %


Gross Profit                 29.49        27.94         29.93        27.34
Operating Expenses           26.09        25.72         26.60        25.78
Interest Expense:
   Notes & Mortgages           .06          .07           .07          .07
   Lease Obligations           .41          .40           .41          .41
Interest (Income)           (  .27)      (  .25)       (  .29)      (  .27)
Income Before Income Taxes    3.20         2.00          3.13         1.35
Provision for Income Taxes    1.21         0.79          1.18         0.53
Net Income                    1.99         1.21          1.95         0.82



         Below are the differences for the periods ended August 15, 1998 compared with August 9, 1997 in thousands of dollars and percentages:

                          Increase (Decrease)       Increase (Decrease)
                           Twenty-four Weeks            Twelve Weeks
                              $          %             $           %

Sales                       83,586      4.5%         28,857       3.1%

Gross Profit                53,467     10.3%         32,890      12.9%
Operating Expenses          28,662      6.0%         15,360       6.4%
Interest Expense:
   Notes & Mortgages            25      2.0%             75      11.8%
   Lease Obligations           325      4.3%            162       4.3%
Interest Income                576     12.3%            314      12.6%
Income Before Income Taxes  25,031     67.3%         17,607     139.8%
Provision for Income Taxes   8,839     60.4%          6,430     129.8%
Net Income                  16,192     71.8%         11,177     146.3%

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twenty-four weeks ended August 15, 1998 vs. Twenty-four weeks ended August 9, 1997):

     Sales increased $83.6 million or 4.5%. The change in sales for stores in operation both years was an increase of 1.0%.

     Gross profit increased $53.5 million. Gross profit as a percent of sales was 29.49% compared to 27.94% for the prior year. The increase was the result of beneficial changes in product mix in the current year. The prior year's gross profit margin was impacted by promotional activity to regain market share after a work stoppage in December 1996.

     Operating expenses increased from 25.72% of sales to 26.09%.

     Interest expense - notes and mortgages increased by $25 thousand. Interest income increased by $.6 million because of higher balances of investable cash and short term investments.

     Pre-tax earnings increased $62.2 million, an increase of 67.3%. The effective tax rate was 37.7% for the current year compared to 39.4% for the prior year.

     Net income was 1.99% of sales for the current period compared with 1.21% for the same period of the prior year.

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

Results of Operations (Twelve weeks ended August 15, 1998 vs. Twelve weeks ended August 9, 1997):

     Sales increased $28.96 million or 3.1%. The change in sales for stores in operation both years was an decrease of 0.2%.

     Gross profit increased $32.9 million. Gross profit as a percent of sales was 29.93% compared to 27.34% for the prior year. The increase was the result of beneficial changes in product mix in the current year. Along with the prior year being affected by the promotional activity discussed on the prior page.

     Operating expenses increased from 25.78% of sales to 26.60%.

     Interest expense - notes and mortgages increased by $75 thousand. Interest income increased by $.2 million because of higher balances of investable cash and short term investments.

     Pre-tax earnings increased $17.6 million, an increase of 139.8%. The effective tax rate was 37.7% for the current year compared to 39.3% for the prior year.

     Net income was 1.95% of sales for the current period compared with .82% for the same period of the prior year.

                         GIANT FOOD INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued):

LIQUIDITY:

     Working capital increased $46.7 million from February 28, 1998.

     At August 15, 1998 the working capital ratio was 1.60 to 1, compared to 1.50 to 1 at February 28, 1998. Including LIFO reserves of $94.9 million at August 15, 1998, the working capital ratio was 1.87 to 1.

     At August 15, 1998, cash and cash equivalents were $47.5 million and short-term investments were $193.0 million totaling $240.5 million compared with $149.1 million as at February 28, 1998. The higher balances are the result of higher earnings and lower capital expenditures than the prior year.

    It is estimated that cash, cash equivalents and short-term investments, together with cash flow from operations will be adequate to complete planned capital expenditures, debt reduction and dividend requirements. Capital expenditures include opening of one additional food-drug stores in the balance of the current fiscal year.

CAPITALIZATION:

         Shareholders' equity as a percentage of capitalization was 83.8% on August 15, 1998, compared to 83.1% as of February 28, 1998 and 82.6% on August 9, 1997.

                          GIANT FOOD INC. AND SUBSIDIARIES



                                OTHER INFORMATION

Item 5. Other Information:




Item 6.  Exhibits and reports on Form 8-K:

    The Company filed a Form 8-k on September 4, 1998. Koninklijke Ahold N.V., ("Royal Ahold") requested a more detailed breakdown of registrant's unaudited financial information for the 24-week periods ended August 15, 1998 and August 9, 1997 than appeared in registrant's press release dated September 1, 1998. Registrant understands that Royal Ahold intends to use the information in connection with its preparation of an amendment to Royal Ahold's Form F-3 registration statement relating to a financing in connection with its acquisition of registrant.



                                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Giant Food Inc.
                                                  (Registrant)





Date    September 28, 1998         By /s/ Pete Manos
                                     Pete Manos
                                     President and Chief Executive Officer


Date    September 28, 1998         By /s/ Mark Berey
                                     Mark Berey
                                     Senior Vice President - Finance
                                     and Chief Financial Officer